Form 10-Q
period 1995-01-31
CHICAGO DOCK & CANAL TRUST
filed 1995-03-17
CIK 774658

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.    20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED JANUARY 31, 1995    COMMISSION FILE NO. 0-13804

                        THE CHICAGO DOCK AND CANAL TRUST
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         ILLINOIS                                              36-2476640
         --------                                              ----------
(State or other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                            identification No.)

455 EAST ILLINOIS STREET, SUITE 565
- -----------------------------------
        CHICAGO, ILLINOIS                                       60611
        -----------------                                       -----
(Address of principal executive offices)                      (zip code)

                                 (312) 467-1870
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                       YES    X                   NO
                          ---------                 ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON SHARES OF BENEFICIAL INTEREST - NO PAR VALUE PER SHARE, 5,783,800 SHARES OUTSTANDING ON MARCH 17, 1995.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      THE CHICAGO DOCK AND CANAL TRUST
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                                (UNAUDITED)

                                                JANUARY 31,  APRIL 30,
                                                    1995        1994
                                                 ----------- -----------
                                                      (IN THOUSANDS)
INVESTMENT IN REAL ESTATE, at cost:
  COMMERCIAL PROPERTIES                             $70,615     $91,771
  LAND AND LAND IMPROVEMENTS
    HELD FOR DEVELOPMENT                             17,242      18,298
  LAND SUBJECT TO HOTEL
    GROUND LEASE                                      6,585       6,500
  LESS:ACCUMULATED
    DEPRECIATION AND AMORTIZATION                   (11,144)    (13,540)
                                                 ----------- -----------
      NET INVESTMENT IN REAL ESTATE                  83,298     103,029
                                                 ----------- -----------

OTHER ASSETS:
  CASH AND CASH EQUIVALENTS                           1,816         487
                                                 ----------- -----------
  SHORT TERM INVESTMENTS, (APPROXIMATE
    MARKET VALUE OF $6,466 AT JANUARY 31, 1995)       6,536       5,023
                                                 ----------- -----------
  SHORT TERM INVESTMENTS-RESTRICTED,
    (APPROXIMATE MARKET VALUE OF $396
    AT JANUARY 31, 1995)                                396       1,000
                                                 ----------- -----------

SECURITY DEPOSIT CASH                                 1,529       1,240
                                                 ----------- -----------

RECEIVABLES:
  TENANTS (INCLUDING $24,718 OF ACCRUED
    BUT UNBILLED RENTS AT JANUARY 31, 1995)          31,780      26,942
  LAND IMPROVEMENTS                                   1,388           0
  INTEREST                                               74          85
  OTHER                                                 292         478
                                                 ----------- -----------
                                                     33,534      27,505
                                                 ----------- -----------
OTHER ASSETS, NET                                     1,538       1,872
                                                 ----------- -----------
                                                   $128,647    $140,156
                                                 =========== ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      THE CHICAGO DOCK AND CANAL TRUST
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                (UNAUDITED)


                                                 JANUARY 31,  APRIL 30,
                                                    1995        1994
                                                 ----------- -----------
                                                      (IN THOUSANDS)
LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    REAL ESTATE TAXES                               $12,219      $9,676
    OTHER                                             1,558       2,359
  CASH DIVIDENDS PAYABLE                                 58          58
  MORTGAGE NOTES PAYABLE                             30,885      44,121
                                                 ----------- -----------
      TOTAL LIABILITIES                              44,720      56,214
                                                 ----------- -----------

CONTINGENCY (NOTE 6)

SHAREHOLDERS' EQUITY:
  COMMON SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 20,000,000 AUTHORIZED,
    5,944,200 ISSUED                                  3,101       3,101
                                                 ----------- -----------

  PREFERRED SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 1,000,000 AUTHORIZED,
    NONE ISSUED                                           0           0
                                                 ----------- -----------

  UNDISTRIBUTED INCOME BEFORE NET GAIN FROM
    THE SALE OF REAL ESTATE PROPERTIES                8,899       9,022


  UNDISTRIBUTED NET GAIN FROM THE SALE
    OF REAL ESTATE PROPERTIES                        72,546      72,438
                                                 ----------- -----------
  TOTAL UNDISTRIBUTED NET INCOME                     81,445      81,460
                                                 ----------- -----------
LESS:
  TREASURY SHARES OF BENEFICIAL INTEREST,
    AT COST-160,400 SHARES                             (619)       (619)
                                                 ----------- -----------
      TOTAL SHAREHOLDERS' EQUITY                     83,927      83,942
                                                 ----------- -----------
                                                   $128,647    $140,156
                                                 =========== ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

             THE CHICAGO DOCK AND CANAL TRUST
                     AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME
                       (UNAUDITED)

                                       THREE MONTHS THREE MONTHS  NINE MONTHS  NINE MONTHS
                                           ENDED        ENDED        ENDED        ENDED
                                        JANUARY 31,  JANUARY 31,  JANUARY 31,  JANUARY 31,
                                           1995         1994         1995         1994
                                        ------------ ------------ ------------ ------------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES:

  REVENUE FROM RENTAL PROPERTY               $3,894       $4,050      $11,895      $12,447
  REAL ESTATE TAXES PAID BY LESSEES           1,659          674        5,205        3,445
                                        ------------ ------------ ------------ ------------
      TOTAL REVENUES                          5,553        4,724       17,100       15,892
                                        ------------ ------------ ------------ ------------
EXPENSES:

  REAL ESTATE TAXES                             761          769        2,354        2,301
  REAL ESTATE TAXES PAID BY LESSEES           1,659          674        5,205        3,445
  PROPERTY OPERATING EXPENSES                   703          800        2,516        2,526
  GENERAL AND ADMINISTRATIVE                    520          450        1,370        1,397
  DEPRECIATION AND AMORTIZATION                 863          936        2,740        2,816
  INTEREST EXPENSE                            1,015        1,062        2,988        3,153
                                        ------------ ------------ ------------ ------------
      TOTAL EXPENSES                          5,521        4,691       17,173       15,638
                                        ------------ ------------ ------------ ------------
      OPERATING INCOME (LOSS)                    32           33          (73)         254

INVESTMENT AND OTHER INCOME                     101           81          265          238
EQUITY IN NET LOSS OF LCD PARTNERSHIP          (119)         (83)        (372)        (418)
GAIN (LOSS) FROM DISPOSITION OF
  REAL ESTATE                                (1,729)           0       (1,729)           0
                                        ------------ ------------ ------------ ------------
      NET INCOME (LOSS) BEFORE
        EXTRAORDINARY ITEM                   (1,715)          31       (1,909)          74

EXTRAORDINARY ITEM:

  GAIN FROM EXTINGUISHMENT OF DEBT            2,067            0        2,067            0
                                        ------------ ------------ ------------ ------------

      NET INCOME                               $352          $31         $158          $74
                                        ============ ============ ============ ============

EARNINGS PER SHARE                            $0.06        $0.01        $0.03        $0.01
                                        ============ ============ ============ ============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
 AN INTEGRAL PART OF THESE STATEMENTS.

                                 THE CHICAGO DOCK AND CANAL TRUST
                                         AND SUBSIDIARIES                                NINE MONTHS   NINE MONTHS
                              CONSOLIDATED STATEMENTS OF CASH FLOWS                         ENDED         ENDED
                                           (UNAUDITED)                                    JANUARY 31,   JANUARY 31,
                                                                                             1995          1994
                                                                                          -----------   -----------
                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                                     $158           $74
  ADD (DEDUCT)-ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
          LOSS FROM DISPOSITION OF REAL ESTATE                                                  1,729             0
          GAIN FROM EXTINGUISHMENT OF DEBT                                                     (2,067)            0
          DEPRECIATION AND AMORTIZATION                                                         2,740         2,816
          EFFECT OF AVERAGING RENTAL REVENUE                                                   (3,524)       (3,524)
          EQUITY IN NET LOSS OF LCD PARTNERSHIP                                                   372           418
          CHANGES IN RECEIVABLES                                                               (1,778)          173
          CHANGES IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                      3,316           972
          DIFFERENCE BETWEEN CURRENT INTEREST PAYABLE AND CONTRACTUAL INTEREST                  1,417         1,304
          AMORTIZATION OF LOAN FEES                                                               134            67
          OTHER                                                                                    (7)          (37)
                                                                                           -----------   -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                                     2,490         2,263
                                                                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          NET (ACQUISITION) OF SHORT-TERM INVESTMENTS                                          (1,513)       (1,355)
          NET DISPOSITION OF SHORT-TERM INVESTMENTS-RESTRICTED                                    604             0
          ADDITIONS TO INVESTMENTS IN REAL ESTATE                                              (1,014)         (535)
          MUSIC AND DANCE THEATER LAND DISPOSITION                                              2,638             0
          INFRASTRUCTURE RECEIVABLE: MUSIC AND DANCE THEATER                                   (1,388)            0
          OTHER                                                                                   (83)         (188)
                                                                                           -----------   -----------
CASH FLOWS (USED IN) INVESTING ACTIVITIES                                                        (756)       (2,078)
                                                                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          CASH DIVIDENDS DECLARED                                                                (174)         (174)
          PROCEEDS FROM MORTGAGE FINANCINGS                                                     4,000             0
          PAYMENT OF MORTGAGE LOAN FEES                                                          (169)            0
          PRINCIPAL PAYMENTS ON MORTGAGE NOTES                                                 (4,062)         (105)
                                                                                           -----------   -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES                                                        (405)         (279)
                                                                                           -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                1,329           (94)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    487           576
                                                                                           -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $1,816          $482
                                                                                           ===========   ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1995 AND 1994

1.   Summary of Significant Accounting Policies

     The financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Significant accounting policies are described below and reference is made to the Notes to Consolidated Financial Statements in the Trust's Form 10-K filed with the Securities and Exchange Commission on July 29, 1994.

     The financial statements in this report have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and the results of operations for the interim periods have been made. The results for the three and nine month periods are not necessarily indicative of the results for the full year.

2.   Subsidiaries and Joint Venture

     CDCT Plaza Corporation:

     CDCT Plaza Corporation (the "Plaza Corp.") was formed by the Trust as a wholly owned subsidiary. The Plaza Corp. owns or controls the 400 stall parking facility under and adjacent to Ogden Plaza. The Plaza Corp. owns the area under Park Drive, adjacent to Ogden Plaza, has a lessee's interest in a long term lease from the Chicago Park District in the area under Ogden Plaza, and has a licensee's interest in the area under Columbus Drive, adjacent to Ogden Plaza, from the City of Chicago. The license expires February 2002, subject to the City of Chicago's right to cancel the license for the payment of a fee to the Plaza Corp. The area subject to the license contains 100 parking stalls and is separate from the main portion of the parking facility which contains 300 stalls. An independent contractor operates the 400 stall parking facility, with the Plaza Corp. receiving a varying percentage of gross revenues. The Trust consolidates the operations of the Plaza Corp. in these financial statements.

     OMA Lansing Corporation:

     OMA Lansing Corporation (the "Lansing Corp.") was formed by the Trust during fiscal 1994 as a wholly owned subsidiary. Lansing Corp. owned One Michigan Avenue, a 148,000 sq. ft. office building located in Lansing, Michigan until December 16, 1994 when the Trust agreed to permit the sale by foreclosure of the building to its lender, Pacific Mutual Life Insurance Company. The Trust consolidates the operations of the Lansing Corp. in these financial statements.

     CDCT Residence Corporation:

     CDCT Residence Corporation (the "Residence Corp.") is a wholly owned subsidiary which was capitalized with land located at the southeast corner of East North Water and New Streets, (the "High-Rise" site) in Cityfront Center. The Trust consolidates the operations of the Residence Corp. in these financial statements.

     In August 1989, the Residence Corp. entered into a partnership, LCD Partnership ("LCD"), with Daniel E. Levin ("Levin"). The Residence Corp. contributed the High-Rise site which was valued at $6,602,000 and which had an historic cost of $1,689,000. Levin contributed cash, building plans for the High-Rise building and a note for $903,000 which matured and was paid in September 1991. Levin's contribution was valued at $3,301,000. The Residence Corp. is a two-thirds partner in LCD and Levin is a one-third partner. Major decisions of LCD, however, require unanimous approval. Accordingly, the Residence Corp. accounts for its investment in LCD under the equity method.

     In August 1989, LCD entered into a joint venture, New Street Joint Venture ("NSJV"), with Northwestern Mutual Life Insurance Company ("Northwestern Mutual"). LCD contributed the High-Rise site, the plans and other assets related to the development of the building (excluding the $903,000 note from Levin). LCD's capital account was credited with $9,000,000. Northwestern Mutual contributed an equal amount of cash. Northwestern Mutual and LCD are 50/50 partners in NSJV, subject, however, to Northwestern Mutual's priority over LCD in certain distributions of cash flow and proceeds from sale or refinancing. LCD accounts for its investment in NSJV under the equity method. The NSJV agreement provides for Northwestern Mutual to receive a priority return of operating cash flow and the proceeds from sale or refinancing of the High-Rise. Cash flow must increase significantly from its current level for LCD to receive any cash distribution from NSJV after the payment of Northwestern's preferential return.

     Northwestern Mutual also loaned NSJV $36,700,000 on a non-recourse basis. In addition, the NSJV Agreement calls for LCD and Northwestern Mutual to contribute, if necessary, their prorata shares of shortfalls in operating and capital requirements. The High-Rise building opened in July 1991 and contains 480 units.

     As of September 30, 1994, total assets and liabilities of NSJV were $47,924,000 and $38,549,000, respectively. For the three and nine months ended September 30, 1994, NSJV recorded a net loss of $392,000 and $1,216,000, respectively, including depreciation and amortization expense of $425,000 and $1,275,000, respectively.

3.   Investments in Real Estate

     Land Subject to Hotel Ground Lease:

     During fiscal 1989, the Trust entered into a 50 year ground lease (with lessee options to extend the term 49 more years) with Tishman Realty Corporation of Cook

County ("Tishman Realty") for approximately 2.3 acres of land in Cityfront Center in Chicago. Tishman Realty subsequently assigned the lease to Cityfront Hotel Associates Limited Partnership ("Cityfront Hotel Associates"), the current lessee. The site is currently improved with a 1,200 room convention hotel called the Sheraton Chicago Hotel & Towers which opened in March 1992. The lease provides for minimum annual rental payments which are fixed at $150,000 through calendar 1994, and for payments totaling $75,000 for the six-month period January 1, 1995 through June 30, 1995. The payments increase to $900,000 for the six-month period July 1, 1995 through December 31, 1995, and to $2,100,000 for calendar 1996. After 1996, the base rent increases annually by the increase in the Consumer Price Index, but not less than 5% nor more than 10% per year. In addition to the base rent, percentage rent is also payable beginning July 1, 1995. Percentage rent equals the amount by which base rent is exceeded by the product obtained by multiplying gross revenues from operations by certain applicable percentages ranging from 2% - 5%.

     The lessee also acquired an option to purchase the land. The earliest date on which the land could be acquired pursuant to the option is July 1, 2003. The purchase option provides that the land price will be the greater of (i) $40 million at January 1, 1999 escalating each year thereafter by the increase in the Consumer Price Index, but not less than 5% nor more than 10% per year or
(ii) the highest annual ground rent payable during the thirty-six month period preceding the closing date divided by the Applicable Capitalization Rate which ranges from 7.2% - 7.5%. In addition, in the event the option is exercised during the twelfth operating year beginning March 1, 2003, a supplemental amount of $2.5 million will be added to the purchase price. If the option were exercised at its earliest date, March 1, 2003, the minimum purchase price which the Trust would receive is approximately $52 million.

     The Trust currently recognizes the average minimum base rent as income, taking into consideration the limitation imposed by the net realizable value of the land as reflected in the purchase option price. The annual rental income recognized on the lease is approximately $4,848,000. The cash rent currently received is $150,000 per year.

     Music and Dance Theater Site:

     On December 30, 1994, the Chicago Music and Dance Theater, Inc. (the "Theater") acquired from the Trust a parcel of land containing approximately 41,000 square feet, located in Cityfront Center which is planned to be the site of a new 1,500 seat performing arts theater. The Trust received $1.25 million in cash shortly after the closing. The contract also obligates the Theater to construct a pedestrian concourse through the theater site. This concourse is an obligation under the Planned Development Ordinance affecting the Trust's land at Cityfront Center and will benefit not only the theater site but also the future buildings planned for the site adjacent to the theater. The estimated cost of this work is $1.5 million. The Theater is required to commence construction by September 1, 1996, subject to force majeure delays.

     In computing the gain on the sale, total proceeds include the cash received plus the value of the construction obligation assumed by the Theater which will benefit the parcels other than the theater site.

     The Trust, together with other businesses near the theater site, agreed to provide the Theater with an annual operating subsidy for up to twenty years. The Trust agreed to provide up to $50,000 in the first year of the theater's operation. This amount increases annually, in years 2 through 10 by the increase in the consumer price index, but no more than 5% over the prior year amount. During years 11 through 14, the amount is the same as the year 10 amount. The amount declines during the 15th through 20th years. The amount of the subsidy may be reduced based on the number of annual public performances at the theater. The Trust agreed to provide the subsidy in light of the anticipated increase in parking revenues at its Ogden Plaza parking garage from the theater patrons. The garage is adjacent to the theater site and will be connected to the theater at grade level providing direct access to the garage from the theater.

     One Michigan Avenue:

     On December 16, 1994 the Trust agreed to permit the sale by foreclosure of One Michigan Avenue, an office building in Lansing, Michigan to its lender, Pacific Mutual Life Insurance Company, in full satisfaction of the note secured by One Michigan Avenue. The Trust conducted extensive negotiations with the lender including modifications to the note in March 1994 and again in August 1994 (the "August modification"), in an effort to restructure the loan. However, the Trust concluded that the property's reasonably estimated future value was insufficient to warrant the future capital investment required to satisfy the terms of the August modification agreement to the loan. The loan was non-recourse with respect to the Trust. Accordingly, the Trust's financial exposure was limited to the loss of the building. The Trust recognized a net loss of $1,265,000 on the transaction; of this, $3,332,000 was recorded as a loss from disposition of real estate representing the difference between the carrying value of the property and the fair market value of the property on the date of the foreclosure. An extraordinary gain from the extinguishment of indebtedness of $2,067,000 was also recorded during the third quarter of fiscal 1995, representing the difference between the principal amount of the note plus accrued interest and the fair market value of the property on the date of the foreclosure.

4.   Mortgage Notes Payable

     At January 31, 1995, mortgage notes payable consisted of three notes secured by first mortgages on the Cityfront Place Mid-Rise, the rents from and the land under the Kraft Building, and the rents from and the land under the Sheraton Chicago Hotel & Towers. All three notes are non-recourse with respect to the Trust.

     On December 16, 1994, the Trust agreed to permit the sale by foreclosure of

One Michigan Avenue, an office building in Lansing, Michigan to its lender, Pacific Mutual Life Insurance Company, in full satisfaction of the note secured by One Michigan Avenue. The One Michigan Avenue note, issued in August 1987, modified in March 1994 (the "March modification") and further modified in August 1994 (the "August modification") had an interest rate of 10% and a carrying value at December 15, 1994 of $14,590,000.

     Due to the significant reduction in cash flow from One Michigan Avenue after the IBM (the building's largest tenant) lease renewal took effect, the Trust suspended regular debt service subsequent to the September 1, 1993 payment. Under the terms of the March modification agreement, the lender received the cash flow from the property from September 1, 1993 to August 31, 1994, in place of regular debt service. Under the terms of the August modification agreement, cash flow from the property also replaced regular debt service to the lender from September 1, 1994 to December 15, 1994.

     The Trust continued to accrue interest on the loan at the contractual rate through the effective date of the March modification agreement. Subsequent to the date of the March modification agreement and up until the date of the August modification agreement, the Trust accrued interest at a rate which applied a constant effective interest rate to the carrying amount of the note for each period from the March modification date to the maturity of the note taking into account the accrued interest to be forgiven under the March modification agreement. This constant effective interest rate was approximately 5.5%. After the August modification agreement was signed, the Trust continued to accrue interest on the loan at the original contractual rate of 10%. At December 15, 1994, accrued interest on this note equaled $1,477,000.

     This loan was non-recourse with respect to the Trust. Accordingly, the Trust's financial exposure was limited to the loss of the property. The Trust recognized a net loss of $1,265,000 during the third quarter of fiscal 1995 as a result of the sale by foreclosure.

     On December 23, 1994, the Trust entered into a revolving credit agreement with First Bank, N.A. The agreement has a three year term and provides for a maximum commitment by the lender of $20,000,000. The agreement is secured by the Cityfront Place Mid-Rise. At January 31, 1995, the Trust had borrowed $4,000,000 of the available credit and used the proceeds to retire the $4,000,000 Cityfront Place Mid-Rise note issued February 25, 1992. Interest only, based on LIBOR plus 135 basis points, is due monthly on the amount advanced under the revolving credit agreement. The total interest rate at January 31, 1995 was 8.07%. The carrying value of collateral pledged on this revolving credit agreement at January 31, 1995 equaled $47,952,000.

     The principal balance of the Kraft Building note issued in May 1987, was $5,834,000 at January 31, 1995. It is due in April 2016, bears interest at an annual rate of 9.5%, payable monthly, and is self-amortizing over its term. The carrying value of collateral pledged on this note at January 31, 1995 equaled $15,000.

     At January 31, 1995, the principal balance of the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers was $21,051,000.
The note is due January 1, 2005. The initial principal amount of the loan was $14,367,000 and the interest rate is 10.25%. Amounts are payable monthly, but through December 31, 1998, the debt service currently payable coincides with the ground rent due under the Sheraton lease. The difference between current interest payable and the contractual interest is added to principal. Starting in 1999, debt service will be computed on a 30 year amortization schedule based on the then current principal balance. The carrying value of collateral pledged on this note at January 31, 1995 consisted of the basis in the land of $5,690,000 and the amount of accrued but unbilled rent of $24,665,000.

5.   Short-Term Investments - Restricted

     During the fourth quarter of fiscal 1994, the Trust placed $1,000,000 into an escrow account as part of the loan modification agreement (subsequently amended) entered into with the lender of the loan secured by the property at One Michigan Avenue. On December 16, 1994, the Trust agreed to permit the sale by foreclosure of One Michigan Avenue to its lender, Pacific Mutual Life Insurance Company and the funds in the escrow were returned to the Trust during the third quarter of fiscal 1995.

     As a requirement of the revolving credit agreement entered into by the Trust on December 23, 1994 with First Bank, N.A., the Trust must make monthly payments into an escrow account. This account funds the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At January 31, 1995, the balance in this account equaled $396,000.

6.   Environmental Remediation Costs

     In June 1993, the U.S. Environmental Protection Agency (the "EPA") conducted preliminary surface tests on a 2.8 acre site currently used as a surface parking lot (the "Tested Site"). The Tested Site was examined because thorium, a radioactive element, may have been used on the Tested Site earlier in the century by a former tenant in a building which was demolished after the expiry of the tenant's lease.

     In January 1994, the Trust entered into a consent order with the EPA regarding preliminary testing to be performed on the Tested Site. Initial on-site tests were conducted pursuant to that order in May 1994 and laboratory analysis was completed on the samples in June 1994. The results of the tests indicated one concentrated area which appears to be contaminated by thorium, and other scattered areas on the Tested Site with significantly lower levels of contamination. The most contaminated area is within the footprint of the building previously occupied by the former tenant.

     The EPA has not made a ruling on whether current remediation will be required nor the form or scope of such remediation. At the latest, the Tested Site will be remediated when redevelopment occurs. The remediation will most likely be in the form of excavation and disposal of the soil in specified disposal areas. It is probable that the Trust will enter into a subsequent consent order regarding remediation. The Trust's consultants have prepared cost estimates to remediate the contaminated areas on the Tested Site which range from $1 million to $5 million. That range of costs is estimated based on the results of surface measurements and the analysis of samples gathered from nine borings taken on the site. While these tests were made pursuant to the consent order with the EPA, additional conditions may exist on the site which would be discovered only upon excavation. Legal counsel has advised the Trust that it may have potential claims for some or all of the remediation costs against prior tenants on the Tested Site or may have coverage under its current or prior insurance policies. The successor to the former tenant on the Tested Site has agreed to share equally with the Trust the cost of tests pursuant to the consent order, but has not agreed to any other costs or admitted any liability with respect to the Tested Site.

ITEM 2

                THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     During the third quarter of fiscal 1995, the Trust completed the sale of a parcel of land located in Cityfront Center to the Chicago Music and Dance Theater, Inc. The site is scheduled to be improved with a new 1,500 seat performing arts theater and an adjacent concourse for public pedestrian traffic. The parcel contains approximately 41,000 square feet. The Trust recognized a gain from disposition of real estate of approximately $1.6 million from this transaction.

     On December 16, 1994, the Trust agreed to permit the sale by foreclosure of One Michigan Avenue, an office building in Lansing, Michigan to its lender, Pacific Mutual Life Insurance Company, in full satisfaction of the note secured by One Michigan Avenue. The One Michigan Avenue note, issued in August 1987, modified in March 1994 (the "March modification") and further modified in August 1994 (the "August modification") was non-recourse with respect to the Trust. Accordingly, the Trust's financial exposure was limited to the loss of the property. The Trust concluded that the property's reasonably estimated future value was insufficient to warrant the future capital investment required to satisfy the terms of the August modification agreement to the loan. The Trust recognized a net loss of $1,265,000 during the third quarter of fiscal 1995 as a result of the sale by foreclosure.

     Average billed occupancy for the quarter ended January 31, 1995 in the Mid-Rise and High-Rise Buildings at Cityfront Place was 92% and 94%, respectively. These percentages represent an increase of 2% for the Mid-Rise from the prior quarter and a decrease of 2% for the High-Rise from the prior quarter.

     At the Trust's two properties outside of Chicago, occupancy at Lincoln Garden in Tampa, Florida and at Waterplace Park in Indianapolis, Indiana was 86% and 88%, respectively, at January 31, 1995. These percentages reflect a decline from the levels at the prior quarter end due, in each case, to a default by a tenant on their lease. The Trust is actively pursuing prospective tenants in an attempt to release these spaces as quickly and as profitably as possible. The lease for a tenant occupying approximately a quarter of Waterplace Park expires on March 31, 1995. The Trust is negotiating with several tenants, but no definitive agreements have been reached.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 1995 VERSUS
     NINE MONTHS ENDED JANUARY 31, 1994

Revenues:

     The decrease in revenue from rental property for the nine months ended January 31, 1995 compared to the same period in the prior year is primarily due to the disposition of One Michigan Avenue in December 1994. Furthermore, revenues at One Michigan Avenue declined during the current nine month period due to the decrease in occupancy and rental rate under the terms of IBM's new lease at One Michigan Avenue. The prior lease expired September 30, 1993.

     The increase in real estate taxes paid by lessees reflects an increase in the estimated tax assessment on the Sheraton Chicago Hotel & Towers. Real estate taxes paid by lessees are also reflected as an expense, and therefore, do not affect net income.

     Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture ("NSJV"), the entity which owns the Cityfront Place High-Rise. The loss for the nine months ended January 31, 1995, reflects operations of the High-Rise from January 1, 1994, through September 30, 1994, the first nine months of NSJV's fiscal year. The loss for the current nine month period had no impact on Trust cash flows since NSJV had positive income before depreciation and amortization expense and because of the cash flow priority of LCD's partner in NSJV.

Expenses:

     The decreases in depreciation expense and in interest expense during the current nine month period compared to the same period in the prior year are due to One Michigan Avenue. The Trust stopped accruing depreciation on One Michigan Avenue, and interest on the One Michigan Avenue note on December 16, 1994, the date of the sale by foreclosure of One Michigan Avenue. Accordingly, for the current nine month period, the Trust has recorded only seven and a half months of depreciation expense and interest expense related to One Michigan Avenue, compared to nine months for the same period in the prior year.

Gain (Loss) From Disposition of Real Estate and Gain From
  Extinguishment of Debt:

     The Trust recognized a gain of $1,603,000 from the sale of a parcel of land to the Chicago Music and Dance Theater, Inc. during the third quarter of fiscal 1995. Total proceeds from the sale equaled $2,638,000 which consisted of cash received of $1,250,000 plus the value of the construction obligation of $1,388,000 assumed by the Theater which will benefit the parcels other than the theater site.

     During the third quarter of fiscal 1995, the Trust also recognized a net loss of $1,265,000 as a result of the sale by foreclosure of One Michigan Avenue. The net loss consisted of a loss from disposition of real estate of $3,332,000 and an extraordinary gain from the extinguishment of debt of $2,067,000. The loss from real estate represents the difference between the carrying value of the property and the fair market value of the property on the date of the foreclosure. The extraordinary gain represents the difference between the principal amount of the note plus accrued interest and the fair market value of the property on the date of the foreclosure.

Cash Flows:

     During the third quarter of fiscal 1995, the Trust, in a non-cash transaction eliminated the assets and liabilities related to One Michigan Avenue as a result of the sale by foreclosure of the property.

     OPERATING

     Cash flows from operating activities increased by $227,000 in the first nine months of fiscal 1995 compared to the same period in the prior year.
During the prior year period, the Trust paid interest on the One Michigan Avenue note of $628,000. No interest was paid on this note during the current period, although the Trust continued to record interest expense on this note. During the prior period the Trust received $463,000 in refunds of prior year real estates taxes. During the current period, the Trust received just $74,000 in refunds of prior year real estate taxes.

     INVESTING

     Cash flows used in investing activities increased for the first nine months of fiscal 1995 compared to the same period in fiscal 1994 due to the receipt of $1,250,000 from the Music and Dance Theater site sale.

     FINANCING

     Cash flows used in financing activities increased for the nine months ended January 31, 1995 compared to the same period in fiscal 1994 due to the payment of mortgage loan fees in connection with the revolving credit agreement entered into with First Bank, N.A. during December 1994.

     FUNDS FROM OPERATIONS

     The Board of Governors of the National Association of Real Estate Investment Trusts has adopted a definition of "Funds From Operations" as follows:

     Funds From Operations means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.

     The table below calculates Funds From Operations for the three and nine months ended January 31, 1995 and January 31, 1994 in accordance with the above definition.

                                             Three Months   Three Months   Nine Months    Nine Months
                                                Ended          Ended          Ended          Ended
                                             January 31,    January 31,    January 31,    January 31,
                                                1995           1994           1995           1994
                                                ----           ----           ----           ----
                                                                 (In Thousands)
Net Income                                      $352             $31          $158             $74

Depreciation and Amortization, Including
 the Trust's share of NSJV Depreciation
 and Amortization                              1,005           1,072         3,165           3,254

Loss From Disposition
 of Real Estate                                1,729               0         1,729               0

Gain From Extinguishment of Debt              (2,067)              0        (2,067)              0
                                              -------         ------        -------         ------
        Funds from Operations                 $1,019          $1,103        $2,985          $3,328
                                              =======         ======        =======         ======

     The above definition of Funds From Operations excludes certain material non-cash items which are reported in income and expense of the Trust. Please refer to the Consolidated Statements of Cash Flows for the computation of cash flows from operating, investing and financing activities.

THREE MONTHS ENDED JANUARY 31, 1995 VERSUS
     THREE MONTHS ENDED JANUARY 31, 1994

Revenues:

     The decrease in revenue from rental property for the three months ended January 31, 1995 compared to the same period in the prior year is primarily due to the disposition of One Michigan Avenue in December 1994. Due to the sale by foreclosure of One Michigan Avenue in December 1994, the Trust has recorded only two months of revenues during the current quarter versus three months of revenues during the same quarter last fiscal year.

     The increase in real estate taxes paid by lessees reflects an increase in the estimated tax assessment on the Sheraton Chicago Hotel & Towers. Real estate taxes paid by lessees are also reflected as an expense, and therefore, do not affect net income.

     Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture ("NSJV") the entity which owns the Cityfront Place High-Rise. The loss during the Trust's third quarter, which ended January 31, 1995, reflects operations of the High-Rise from July 1, 1994, through September 30, 1994, the third quarter of NSJV's fiscal year. The current quarter loss had no impact on Trust cash flows since NSJV had positive income before depreciation and amortization expense and because of the cash flow priority of LCD's partner in NSJV.

Expenses:

     The increase in general and administrative expense during the quarter ended January 31, 1995 compared to the same quarter in the prior year reflects bonuses of $65,000 paid to the executive officers of the Trust in conjunction with the sale of a parcel of land located in Cityfront Center to the Chicago Music and Dance Theater, Inc. The full amount of these bonuses is reflected in the results for the current quarter.

     The decreases in property operating expenses, depreciation expense and interest expense during the three months ended January 31, 1995 compared to the same period in the prior year are due to One Michigan Avenue. The Trust stopped recording operating expenses and accruing depreciation on One Michigan Avenue, and stopped accruing interest on the One Michigan Avenue note, on December 16, 1994, the date of the sale by foreclosure of One Michigan Avenue. Accordingly, for the current quarter, the Trust has recorded only one and a half months of property operating expense, depreciation expense and interest expense related to One Michigan Avenue, compared to three months for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Trust has historically used non-recourse debt secured by individual properties as the primary source of additional capital, when needed, to fund acquisitions or development. It has also acquired income producing properties in tax-deferred exchanges in which little or no debt was required. The Trust currently has three income producing properties with no debt - Waterplace Park, Lincoln Garden and the Ogden Plaza parking facility. In addition, during the third quarter of fiscal 1995, the Trust entered into a three year $20,000,000 revolving credit agreement with First Bank, N.A. secured by the Mid-Rise apartment building. At January 31, 1995, the Trust had borrowed $4,000,000 of the available credit facility.

     The Trust has occasionally sold properties. The most recent sale occurred during the third quarter of fiscal 1995 when the Trust sold a parcel containing approximately 41,000 square feet to the Chicago Music and Dance Theater, Inc. The Trust received total proceeds of $2,638,000 from this sale, of which $1,250,000 was in cash and $1,388,000 represents the assumption by the Theater of the Trust's obligation to construct a pedestrian concourse adjacent to the theater site. Prior to this, the most recent sale was the land under the Brick Venture apartment building adjacent to North Pier at Cityfront Center. The Trust received installment payments of $1.5 million in fiscal 1992 and $2.95 million in fiscal 1993 related to that sale.

     In January 1994, the Trust entered into a consent order with the EPA regarding preliminary testing to be performed on a 2.8 acre site in Cityfront Center currently used as a parking lot (the "Tested Site"). Initial on-site tests were conducted pursuant to the order in May 1994 and laboratory analysis was completed on these samples in June 1994. The results of the tests indicated one concentrated area which appears to be contaminated by thorium, and other scattered areas on the Tested Site with significantly lower levels of contamination. The most contaminated area is within the footprint of a building which formerly stood on the Tested Site.

     The EPA has not made a ruling on whether current remediation will be required nor the form or scope of such remediation. At the latest, the Tested Site will be remediated when redevelopment occurs. The remediation will most likely be in the form of excavation and disposal of the soil in specified disposal areas. It is probable that the Trust will enter into a subsequent consent order regarding remediation. The Trust's consultants have prepared cost estimates to remediate the contaminated areas on the Tested Site which range from $1 million to $5 million. That range of costs is estimated based on the results of surface measurements and the analysis of samples gathered from nine borings taken on the site. While these tests were made pursuant to the consent order with the EPA, additional conditions may exist on the site which would be discovered only upon excavation. Legal counsel has advised the Trust that it may have potential claims for some or all of the remediation costs against prior tenants on the Tested Side or may have coverage under its current or prior insurance policies. The successor to the former tenant on the Tested Site has agreed to share equally with the Trust the cost of tests pursuant to the consent order, but has not agreed to any other costs or admitted any liability with respect to the Tested Site. The Trust may be required to remediate the Tested Site prior to reimbursement from tenants or insurance, if any such reimbursement is due. The Trust intends to use its current cash and short term investments or its current credit facility, to incur additional debt or to sell assets to fund the required remediation obligations.

     The Trust will capitalize the cost of the remediation when it incurs the obligation to perform such remediation. During the nine months ended January 31, 1995, the Trust capitalized $87,000 of testing and legal costs related to the Tested Site.

     In order to fully develop the land owned by the Trust in Chicago, additional infrastructure expenditures will be required. These improvements are necessary to fully redevelop the property in accordance with the Planned Development Ordinance approved by the Chicago City Council on November 6, 1985.

     The Trust completed Phase I infrastructure in fiscal 1988 using the proceeds from borrowings secured by the Kraft Building and One Michigan Avenue. Total Phase I expenditures amounted to approximately $10 million.

     The Trust completed Phase II infrastructure in fiscal 1992 using the proceeds from a borrowing secured by the rents from and land under the Sheraton Chicago Hotel & Towers ground lease. All base rent received under the ground lease is dedicated to debt service through calendar 1998. The balance of the interest accruing during the period is added to principal (with the maximum outstanding principal expected to be approximately $22.4 million at the end of
1998). Beginning in 1999, debt service remains constant (based on amortization of principal and accrued interest over 30 years) through the loan's maturity on January 1, 2005. This maturity coincides approximately with the earliest closing date under the lessee's option to acquire the Trust's interest in the land. The minimum purchase price under the option, assuming the earliest possible exercise of the option, is approximately $52 million. The note will have a principal balance of approximately $22 million at that time.

     Phase III infrastructure consists primarily of the River Esplanade east of McClurg Court, Du Sable Park (a 3 acre park east of Lake Shore Drive), the slip promenade on the south bank of the Ogden Slip and upgrading of the remainder of East North Water Street. The total current cost of the improvements is estimated to be approximately $12 million. Improvements to Du Sable Park are expected to be completed during calendar 1995 at a cost to the Trust of not less
than $600,000.    The remainder of Phase III will be constructed as needed to support additional development in the area. However, certain improvements are required to be completed no later than the completion of 2,500 units of residential development on the east portion of Cityfront Center. It is the intention of the Trust to finance future infrastructure with cash on hand, its current credit facility, general corporate indebtedness, borrowings secured by its income producing properties and ground leases, asset sales or some combination of these sources.

     The New Street Joint Venture Agreement obligates LCD and Northwestern Mutual to contribute, if necessary, their prorata shares of funds related to the operation of the High-Rise building. As of January 31, 1995, LCD had funded $335,000 as its share of additional capital contributions, all of which was contributed prior to fiscal 1994. LCD currently holds approximately $790,000 in short term investments. The Trust's two-thirds share of these short term investments is not reflected on the Trust's balance sheet and is in addition to the Trust's cash and short term investments. The New Street Joint Venture agreement provides for Northwestern Mutual to receive a priority return of operating cash flow and the proceeds from sale or refinancing of the High-Rise. Cash flow must increase significantly from its current level for LCD to receive any cash distributions from New Street Joint Venture after the payment of Northwestern's preferential return.

     On December 16, 1994 the Trust agreed to permit the sale by foreclosure of One Michigan Avenue, an office building in Lansing, Michigan to its lender, Pacific

Mutual Life Insurance Company, in full satisfaction of the note secured by One Michigan Avenue. The One Michigan Avenue note, issued in August 1987, modified in March 1994 (the "March modification") and further modified in August 1994 (the "August modification") had an interest rate of 10% and carrying value at December 15, 1994 of $14,590,000.

     Due to the significant reduction in cash flow from One Michigan Avenue after the IBM (the building's largest tenant) lease renewal took effect, the Trust suspended regular debt service subsequent to the September 1, 1993 payment. Under the terms of the March modification agreement, the lender received the cash flow from the property from September 1, 1993 to August 31, 1994, in place of regular debt service. Under the terms of the August modification agreement, cash flow from the property also replaced regular debt service to the lender from September 1, 1994 to December 15, 1994.

     The Trust continued to accrue interest on the loan at the contractual rate through the effective date of the March modification agreement. Subsequent to the date of the March modification agreement and up until the date of the August modification agreement, the Trust accrued interest at a rate which applied a constant effective interest rate to the carrying amount of the note for each period from the March modification date to the maturity of the note taking into account the accrued interest to be forgiven under the March modification agreement. This constant effective interest rate was approximately 5.5%. After the August modification agreement was signed, the Trust continued to accrue interest on the loan at the original contractual rate of 10%. At December 15, 1994 accrued interest on this note equaled $1,477,000.

     This loan was non-recourse with respect to the Trust. Accordingly, the Trust's financial exposure was limited to the loss of the property. The Trust recognized a net loss of $1,265,000 during the third quarter of fiscal 1995 as a result of the sale by foreclosure.

     The Trust placed $1,000,000 into an escrow account to secure its obligations under the loan modification agreement. After the sale by foreclosure, the funds in escrow were returned to the Trust.

     As a requirement of the revolving credit agreement entered into by the Trust on December 23, 1994 with First Bank, N.A., the Trust must make monthly payments into an escrow account. This account funds the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At January 31, 1995 the balance in this account equaled $396,000.

     At January 31, 1995, total interest bearing debt of the Trust equaled $30,885,000. Of this amount, fixed rate debt equaled $26,885,000 and floating rate debt equaled $4,000,000. Accordingly, of the Trust's debt at January 31, 1995, only 13.0% will be affected by changes in interest rates. The Trust's floating rate debt can be prepaid without penalty at any time.

     Management considers that the Trust's liquidity at January 31, 1995 is adequate to meet its operating needs and commitments.

PART II

Item 6(a) -         Exhibits - None

Item 6(b) -         Reports on Form 8-K

     The Trust filed Form 8-K on December 16, 1994 reporting that on December 16, 1994 the Trust agreed to permit the sale by foreclosure of an office building in Lansing, Michigan to its lender, Pacific Mutual Life Insurance Company.

     The Trust filed a Form 8 amending the above mentioned Form 8-K on January 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CHICAGO DOCK AND CANAL TRUST



                                   /s/           DAVID R. TINKHAM
                                -----------------------------------------------
                                David R. Tinkham, Vice President
                                and Chief Accounting Officer


March 17, 1995