Form 10-K405
period 1995-04-30
CHICAGO DOCK & CANAL TRUST
filed 1995-08-14
CIK 774658

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1995
                         COMMISSION FILE NUMBER 0-13804
                            ------------------------

                        THE CHICAGO DOCK AND CANAL TRUST
             (Exact name of registrant as specified in its charter)

          ILLINOIS                     36-2476640
(State or other jurisdiction        (I.R.S. Employer
     of incorporation)           Identification Number)

          455 EAST ILLINOIS STREET, SUITE 565, CHICAGO, ILLINOIS 60611
                    (Address of Principal Executive Offices)

                                 (312) 467-1870
              (Registrant's Telephone Number, Including Area Code)

                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                  ON WHICH REGISTERED
------------------------------------------------  ----------------------
  Common Shares of Beneficial Interest-no par           Not Listed
                      value

                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) with the Commission, and (2) has been subject to the filing requirements for at least the past 90 days.

Yes    X                     No

   ---------
                             ------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  MARKET VALUE

    Based on the last sale price on June 1, 1995 of $11.50 per share, as reported on NASDAQ, the aggregate market value of the outstanding Shares of Beneficial Interest held by non-affiliates of the Registrant as of June 1, 1995 was $65,012,502.

                               OUTSTANDING SHARES

    The  number  of  Common  Shares  of  Beneficial  Interest,  no  par   value,
outstanding as of June 1, 1995 was 5,783,800.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                  PORTION OF FORM 10-K
                          DESCRIPTION OF DOCUMENT                                  WHERE INCORPORATED
---------------------------------------------------------------------------  -------------------------------
Portions  of  the  Registrant's  definitive Proxy  Statement,  to  be filed
pursuant to Regulation 14A, issued in connection with its Annual Meeting of   Part III Items 10, 11, 12 and
Shareholders to be held on October 5, 1995.                                                13.

                        THE CHICAGO DOCK AND CANAL TRUST
                                   FORM 10-K
             ANNUAL REPORT FOR THE FISCAL YEAR ENDED APRIL 30, 1995
                               TABLE OF CONTENTS

DESCRIPTION                                                                                                     PAGE
-----------                                                                                                     -----
PART I
  Item 1.    Business......................................................................................           4
  Item 2.    Properties....................................................................................          11
  Item 3.    Legal Proceedings.............................................................................          13
  Item 4.    Submission of Matters to a Vote of Security Holders...........................................          13
             Executive Officers of the Trust...............................................................          14

PART II
  Item 5.    Market for the Trust's Common Shares and Related Security Holder Matters......................          15
  Item 6.    Selected Financial Data.......................................................................          16
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........          18
  Item 8.    Financial Statements and Supplementary Data...................................................          27
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          48

PART III
  Item 10.   Trustees and Executive Officers of the Trust..................................................          48
  Item 11.   Executive Compensation........................................................................          48
  Item 12.   Security Ownership of Certain Beneficial Owners and Management................................          48
  Item 13.   Certain Relationships and Related Transactions................................................          48

PART IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................          48

                        THE CHICAGO DOCK AND CANAL TRUST
                            FORM 10-K, ANNUAL REPORT
                      FOR FISCAL YEAR ENDED APRIL 30, 1995

                                     PART I

ITEM 1. BUSINESS

    The Chicago Dock and Canal Trust ("Trust") is an equity oriented real estate investment trust which owns partially developed land located in downtown Chicago, Illinois and income producing real property in Chicago and elsewhere. The Trust was organized in 1962, succeeding to the business of its corporate predecessor. The Trust has elected to continue its operation as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended ("Code"). The Trust is self administered. Its principal executive offices are located at 455 East Illinois Street, Suite 565, Chicago, Illinois, 60611. The telephone number is (312) 467-1870.

    As of April 30, 1995, the Trust's principal real estate investments consisted of: (i) fee title or other interests in approximately 22 acres of partially developed land in Cityfront Center in downtown Chicago (including certain developed sites discussed below); (ii) Waterplace Park, an office complex in Indianapolis, Indiana; and (iii) Lincoln Garden, an office complex in Tampa, Florida.

    The corporate predecessor of the Trust was formed in 1857 to own and develop certain land located on the north side of the Chicago River at its intersection with Lake Michigan. That land, together with neighboring parcels acquired thereafter, represents the primary asset of the Trust. During the latter part of the 19th century, the land was developed for industrial use, benefiting from its prime location as a transportation hub with water and rail access.

    In the early 1960's, the Trust adopted a program to redevelop its property for residential and commercial use commencing with the orderly termination of industrial and warehouse leases. Initial redevelopment occurred in 1965 with the long-term ground lease of a site for Lake Point Tower, a 70 story apartment building; this site was exchanged in 1983 for other developed real estate, an installment note and cash.

    In 1983 the Trust contributed its remaining land and industrial buildings to Chicago Dock-Equitable Venture ("CDEV"), a joint venture with The Equitable Life Assurance Society of the United States ("Equitable"). Equitable contributed cash and two buildings adjoining the Trust's land: the Equitable Building, a 35 story office building, and the Mandel Building, an older mixed use warehouse, office and storage building. In 1985, the Chicago City Council approved a Planned Development Ordinance for the property owned by CDEV and the project was named Cityfront Center. In November 1985, the Venturers agreed to dissolve CDEV because of their inability to agree on basic business strategies relating to the development of CDEV's property. The Trust received the portion of the Cityfront Center property lying east of Columbus Drive in Chicago that it had originally contributed to CDEV and a 62% interest in the Equitable Building. The Trust entered into a lease with Equitable for the Trust's 62% interest in the Equitable Building and granted Equitable an option to acquire the Trust's interest. Equitable exercised this option and acquired the Trust's interest in the Equitable Building on December 17, 1991.

    Since the dissolution of CDEV, the following developments have been completed on the Trust's portion of Cityfront Center:

    NORTH PIER

    In fiscal 1987, the Trust disposed of a portion of the property it received in the dissolution of CDEV to enable the redevelopment of North Pier, an existing warehouse building in Cityfront Center. The disposition was structured as an exchange of property and resulted in the acquisition of Waterplace Park. The redevelopment was completed in June 1989 and contains 250,000 square feet of office space and 200,000 square feet of retail space. During fiscal 1993, the Trust relocated its administrative offices to North Pier.

    In April 1989, the Trust sold the site adjacent to North Pier on the east to Brick Venture for an installment note, the final installment of which was collected in June 1992. A 61 story residential building containing 505 units was completed on the site in early calendar 1991.

    SHERATON CHICAGO HOTEL & TOWERS

    In October 1988, the Trust entered into a 50 year ground lease (with lessee options to extend the term 49 more years) for 2.3 acres of land with Tishman Realty Corporation of Cook County ("Tishman Realty"). The lease required the development of a convention hotel containing 1,200 rooms. The ground lease also contains a lessee option to purchase the property first exercisable in the year 2003. The Trust was obligated to provide certain infrastructure improvements in the area of the hotel prior to its completion. Construction of the required infrastructure began in July 1990 and was completed in March 1992. The hotel also opened in March 1992.

    CITYFRONT PLACE MID-RISE

    On December 17, 1991, the Trust acquired the Cityfront Place Mid-Rise apartment complex ("Mid-Rise"). The acquisition of the Mid-Rise was part of a transaction in which the Trust exchanged its 62% undivided interest in the Equitable Building in Chicago for the Mid-Rise. The Mid-Rise, which is part of the three building complex known as Cityfront Place, consists of two 12-story buildings containing a total of 424 rental units and parking for 339 cars. The Mid-Rise first opened in May 1991 and was acquired by the Trust for $52.5 million.

    CITYFRONT PLACE HIGH-RISE

    In August  1989, the  Trust contributed  a 0.6  acre site  (the  "High-Rise"
site), to a wholly owned subsidiary, CDCT Residence Corporation (the "Residence Corp."). The Residence Corp. then contributed the High-Rise site as its capital contribution to a partnership, LCD Partnership ("LCD"), with Daniel E. Levin ("Levin"). The Residence Corp. is a two-thirds partner in LCD and Levin is a one-third partner. LCD then entered into a joint venture, New Street Joint Venture ("NSJV"), with Northwestern Mutual Life Insurance Company ("Northwestern Mutual") to develop the site with a 39 story building containing 480 rental units, a health club and parking for 288 cars. Northwestern Mutual and LCD are 50/50 partners in NSJV (resulting in the Trust effectively owning one-third of
NSJV) subject to Northwestern Mutual's priority over LCD in certain distributions of cash flow and proceeds from sale or refinancing. The building opened in July 1991. The High-Rise and Mid-Rise are jointly managed and leased.

    OGDEN PLAZA PARKING FACILITY

    In conjunction with the infrastructure associated with the Sheraton Chicago Hotel & Towers, the Trust constructed a 300 stall parking facility under and adjacent to Ogden Plaza. The facility contains an additional 100 stalls in an area under Columbus Drive, adjacent to Ogden Plaza. This area is occupied pursuant to a license from the City of Chicago. This public facility, which opened in March 1992, serves parking needs for the hotel and the current surrounding office and residential buildings. It will also serve the future planned developments adjacent to the east and north of the facility, including the performing arts theater discussed below.

    CHICAGO MUSIC AND DANCE THEATER, INC.

    During the third quarter of fiscal 1995, the Trust sold a parcel of land to the Chicago Music and Dance Theater, Inc. (the "Theater") for the construction of a 1,500 seat performing arts theater in Cityfront Center. The site is approximately 41,000 square feet and is located in the view corridor on the east-west axis with Ogden Slip. Under the zoning applicable to the site, there is a height limitation of 150 feet. The Theater is currently raising funds for the construction of the project. Ground breaking is expected to occur in late calendar 1995.

    UNDEVELOPED LAND

    In addition to the developments described above, the zoning applicable to the Trust's portion of Cityfront Center pertains to the following areas owned or controlled by the Trust and permits the following uses and building areas:

                                                                                                     TOTAL DEVELOPABLE BUILDING
                                                                            SITE AREA                           AREA
                                                                            (IN ACRES)                  (IN MILLION SQ. FT)
                                                                  ------------------------------   ------------------------------
                                                                            INCREASE/                        INCREASE/
                                                                  4/30/94   (DECREASE)   4/30/95   4/30/94   (DECREASE)   4/30/95
                                                                  -------   ----------   -------   -------   ----------   -------
Commercial......................................................    5.1         (.9)       4.2       5.6         (.1)       5.5
Residentia1.....................................................    9.0          --        9.0       4.1          --        4.1

    The decrease in site area and developable building area in the above table represents the land and building areas sold to the Chicago Music and Dance Theater, Inc. in fiscal 1995.

    The Trust has some flexibility in the uses allowed under its zoning. It can substitute up to 500,000 square feet of residential building area for commercial building area or substitute up to 3,650,000 square feet of commercial building area for residential building area.

    In addition to the above, the Trust owns a 2.1 acre site in Cityfront Center which is currently occupied by the Kraft Building. It is under lease until April 2016, at which time the improvements thereon will revert to the Trust. Due to the length of the lease, this site was not included in the Planned Development Ordinance.

    INFRASTRUCTURE IMPROVEMENTS

    The Trust plans to construct infrastructure at Cityfront Center in three phases, two of which are now complete. In fiscal 1988, Phase I infrastructure was completed. The major elements of Phase I consisted of filling a portion of Ogden Slip, constructing a portion of the River Esplanade, upgrading Illinois Street and a portion of East North Water Street and the construction of three new roads: (1) McClurg Court between Grand Avenue and the Chicago River, (2) New Street, a street west of McClurg Court between Illinois and East North Water Streets and (3) River Drive, a street adjacent to the River Esplanade, west of McClurg Court.

    In conjunction with the development of the Sheraton Chicago Hotel & Towers, the Trust completed the construction of Phase II in fiscal 1992. Phase II consists of Ogden Plaza, elevated roadways adjacent to Columbus Drive and surrounding the plaza and a parking facility under and adjacent to the plaza. The portion of the River Esplanade adjacent to the hotel was also completed at that time by the developers of the hotel.

    Phase III infrastructure will consist primarily of the River Esplanade and River Drive east of McClurg Court, Du Sable Park (a 3 acre park east of Lake Shore Drive), the slip promenade on the south bank of the Ogden Slip and the upgrading of the remainder of East North Water Street. The current cost of Phase III is estimated to be approximately $12 million. The Trust is obligated to contribute $600,000 for improvements to be made in Du Sable Park, which are expected to be completed during calendar 1996. The remainder of Phase III will be constructed as needed to support additional development in the area but not later than the completion of 2,500 units of residential development on the east portion of Cityfront Center of which approximately 1,400 units have been completed to date.

    INVESTMENT PORTFOLIO DIVERSIFICATION

    As of April 30, 1995, the Trust owned property located in Chicago, Illinois, Tampa, Florida and Indianapolis, Indiana.

    The Tampa property was acquired on July 31, 1986 as part of the exchange of the Trust's interests in the Palmolive Building located in Chicago, Illinois. The Indianapolis property was acquired on September 30, 1986 in exchange for a portion of North Pier in Chicago, Illinois. These acquisitions enabled the Trust to diversify into other geographic markets, thereby reducing the impact of adverse market conditions in any single geographic area.

                            REAL ESTATE INVESTMENTS

    The following table summarizes the Trust's real estate investments by type as of April 30, 1995:

                                                                                        FINANCIAL STATEMENT
                                                                                         NET CARRYING VALUE
                                                                        NUMBER OF      ----------------------
TYPE OF INVESTMENT                                                     INVESTMENTS       AMOUNT      PERCENT
------------------------------------------------------------------  -----------------  -----------  ---------
Residential (Outright ownership and partnership interest).........              2      $46,343,601      56.3%
Land and land improvements held for development...................              1       15,247,084      18.5%
Office............................................................              2       12,545,134      15.3%
Ground lease (Hotel)..............................................              1        5,626,644       6.8%
Parking garage....................................................              1        2,551,900       3.1%
                                                                                -
                                                                                       -----------  ---------
  Total...........................................................              7      $82,314,363     100.0%
                                                                                -
                                                                                -
                                                                                       -----------  ---------
                                                                                       -----------  ---------

    INVESTMENT STRATEGY

    The Trust emphasizes long-term asset appreciation related to its undeveloped properties and the maximization of cash flow and asset value of its interests in currently developed properties. It seeks to develop its property expeditiously while limiting the amount of risk it assumes in that development. It also seeks to participate in potential increases in cash flows and residual values in its development projects. To accomplish these objectives, the Trust has entered into a participating, unsubordinated ground lease, formed a joint venture and exchanged other assets to acquire a completed residential building in Cityfront Center. It continues to seek future development opportunities for its property in Cityfront Center in similar arrangements, but will also consider other transaction structures which it believes will maximize the value of its assets.

    In order to maximize the value of the undeveloped property it owns in Chicago, substantial land improvements are required (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations). The Trust views these expenditures as consistent with its investment philosophy of maximizing future asset value.

    The Trust is not currently seeking to make mortgage loan investments, its present intention being to invest principally in real estate equities. However, the Trust in the future may also invest in mortgages. The Trust has entered into and may consider entering into additional partnerships, joint ventures or similar arrangements with other parties for the development of individual parcels in Cityfront Center.

    While the Trust may not, under federal tax law applicable to REIT's, hold property for sale in the ordinary course of business, its policy is to evaluate periodically its portfolio of properties which might be considered for sale, lease or exchange, for example, the recent sale transaction with the Chicago Music and Dance Theater, Inc. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations). The Trust's preference is to structure transactions to defer the current recognition of taxable gain, either through exchanges, installment sales or long-term ground leases.

    The Trust also evaluates the acquisition of properties for its portfolio. Currently, it has limited its focus to properties in the vicinity of its Cityfront Center property in Chicago.

    COMPETITION

    With respect to its property in Chicago, the Trust is faced with competition from existing buildings and other undeveloped sites. The office segment of the Chicago real estate market remains overbuilt, making it unlikely that any significant office project will be started on the Trust property during the next several years. Development of the Trust's Chicago property will require substantial financing (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations). The real estate development and investment business in Chicago is highly competitive and many of the Trust's competitors have substantially greater financial resources. As a REIT, the Trust is also subject to certain limitations on its ability to sell and develop properties which are not applicable to non-REIT competitors.

    As an owner of developed commercial and residential real estate properties, the Trust competes with other owners of similar properties. The Trust competes with other residential buildings in the area, including the Cityfront Place High-Rise, in which the Trust is also a partner, and North Pier Apartment Tower, both of which are located in Cityfront Center. With respect to its ground lease on the Sheraton Chicago Hotel & Towers site, the minimum rent is payable without regard to the occupancy of the hotel. Beginning July 1, 1995, the Trust will receive percentage rent based on the hotel's gross revenues if and to the extent such percentage rent exceeds base rent.

    EMPLOYEES

    The Trust is self administered and had eight full time employees as of June 1, 1995.

    FEDERAL INCOME TAXATION

    The Trust has elected to be treated as a REIT under sections 856 through 860 of the Code. While the Trust expects to continue to operate and invest in a manner which will maintain its qualification as a REIT, it continually evaluates the benefits of qualifying as a REIT and the operating and investment restrictions imposed by the Code. The Trust elected to be taxed as a REIT in 1962 and believes that in all intervening years it has qualified as a REIT. During this period, Arthur Andersen LLP, independent public accountants, annually audited the Trust's financial statements and in conjunction with Wilson & McIlvaine, general counsel to the Trust, concluded that the Trust has met the REIT qualification tests.

    TRUSTEES

    At April 30, 1995 there were nine Trustees of the Trust, one of whom was also an employee of the Trust. The non-employee Trustees are paid base fees (currently in the form of stock options), meeting fees and committee fees and are reimbursed for travel and related expenses. The non-employee Trustees also participate in two Trustee Stock Option Plans.

    ENVIRONMENTAL MATTERS

    A number of jurisdictions, including Illinois, have laws and regulations related to environmental controls in the development or transfer of real estate. These laws and regulations may reduce the number of investment opportunities available to the Trust, impose remediation costs associated with any adverse conditions discovered or increase the cost of development opportunities which the Trust elects to pursue.

    In June 1993, the U.S. Environmental Protection Agency (the "EPA") conducted preliminary surface tests on a 2.8 acre site currently used as a surface parking lot (the "Tested Site"). The Tested Site was examined because thorium, a radioactive element, may have been used on the Tested Site earlier in the century by a former tenant, in a building which was demolished in the mid 1930's after the expiry of the tenant's lease.

    In January 1994, the Trust entered into a consent order with the EPA regarding preliminary testing to be performed on the Tested Site. Initial on-site tests were conducted pursuant to that order in May 1994 and laboratory analysis was completed on these samples in June 1994. The results of the tests indicate one concentrated area which appears to be contaminated by thorium, and other scattered areas on the Tested Site with significantly lower levels of contamination. The most contaminated area is within the footprint of the former building previously occupied by the former tenant. The Trust submitted the results of the testing to the EPA in September 1994. The EPA is currently evaluating the results of those tests.

    The Trust's consultants have prepared cost estimates to remediate the contaminated areas on the Tested Site which range from $1 million to $5 million, with $3.5 million representing the most likely amount. That range of costs is estimated based on the results of surface measurements and the analysis of samples gathered from nine borings taken on the site. While these tests were made pursuant to the consent order with the EPA, additional conditions may exist on the site which would be discovered only upon excavation.

    On August 11, 1995, the Trust entered into an agreement with Kerr-McGee Chemical Corporation ("KMCC"), the successor to a former tenant of the Tested Site, regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC will be responsible for the remediation of the Tested Site and the Trust has the obligation to reimburse KMCC for 25% of the cost of remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000. Legal counsel has advised the Trust that it may have claims for coverage for some or all of its share of the remediation costs under its current or prior insurance policies.

    The EPA has not made a ruling on whether current remediation will be required nor the form or scope of such remediation. At the latest, the Tested Site will be remediated when redevelopment occurs. The remediation will most likely be in the form of excavation and disposal of the soil in specified disposal areas. It is probable that the Trust and/or KMCC will enter into a subsequent consent order regarding remediation.

    In connection with the option to lease three parcels in Cityfront Center which the Trust granted to Northwestern Memorial Hospital (the "Hospital") in June 1992 and which terminated in November 1992, the Hospital hired an independent consultant to conduct certain tests on the parcels subject to option. The results of those tests were consistent with the findings reported based on the Trust's preliminary environmental reconnaissance conducted in 1989, but also noted the presence of petroleum products spread over an approximate 24,000 square foot area, a portion of which is located under the Tested Site. Based on chemical testing results, the soil is not considered to be hazardous waste. There is no current requirement to remediate the site for this condition.

    In connection with the development of the convention hotel by Tishman Realty, excavation on that parcel revealed an underground fuel storage tank installed by an earlier lessee of the parcel. The tank and contaminated soil were removed and disposed of as required by law, with Tishman Realty bearing the majority of such expense.

    In light of the earlier industrial uses of portions of the Trust's property in Chicago, other kinds of adverse environmental conditions may exist on the property, although the Trust is not currently aware of any such material conditions. The Trust commissioned a preliminary environmental reconnaissance of the property in 1989 by an independent consultant. The consultant's report, while noting the presence of certain materials in trace amounts, concluded that there were no known unusual conditions at the property, given its prior manufacturing and warehousing uses. However, this reconnaissance did not test for radioactive materials. The Trust is not aware of any conditions, other than the Tested Site as discussed above, which would require current remediation or which would materially increase the cost of future development of its property in Chicago.

ITEM 2. PROPERTIES

    The following tables and accompanying discussion set forth information concerning each property in which the Trust owns an equity interest or has a leasehold interest as of April 30, 1995. See also Schedule III in Item 8 for additional information.

                                                                            RENTABLE
                                                  YEAR          YEAR      BUILDING AREA     NUMBER OF     OCCUPANCY AT
                                                COMPLETED     ACQUIRED    (SQUARE FEET)      TENANTS         4/30/95
                                              -------------  -----------  -------------  ---------------  -------------
OFFICE COMPLEXES--
Lincoln Garden                                       1981          1986        72,800              31             87%
Tampa, Florida

Waterplace Park                                      1980          1986       105,000              26             60%
Indianapolis, Indiana


                                                    PRINCIPAL TENANTS
                                              -----------------------------
OFFICE COMPLEXES--
Lincoln Garden                                Engineering Science
Tampa, Florida                                Nationwide Insurance
                                              Managed Care
Waterplace Park                               General Services Admin.
Indianapolis, Indiana                         Indianapolis Physical Therapy
                                              Center for Neuro Rehab

                                                                    TOTAL                        UNIT MIX
                                                                RENTABLE AREA  ---------------------------------------------
                                        YEAR          YEAR       (1) (SQUARE
                                      COMPLETED     ACQUIRED        FEET)        STUDIOS     CONVERTIBLES       1-BEDROOM
                                    -------------  -----------  -------------  -----------  ---------------  ---------------
APARTMENTS--
Cityfront Place Mid-Rise                   1991          1991       343,519            80             40              210
Chicago, Illinois
Cityfront Place High-Rise (2)              1991          1989       368,442           120            120              180
Chicago, Illinois

                                                                     RESIDENTIAL
                                       2-BEDROOM +       PARKING    OCCUPANCY AT
                                        DUPLEXES         STALLS        4/30/95
                                    -----------------  -----------  -------------
APARTMENTS--
Cityfront Place Mid-Rise                       94             339           97%
Chicago, Illinois
Cityfront Place High-Rise (2)                  60             288           96%
Chicago, Illinois

                                                   YEAR           YEAR        SITE AREA
                                                 COMPLETED      ACQUIRED       (ACRES)
                                               -------------  ------------  -------------
OTHER--
Parking Facility--                                    1992          1992            1.8
Ogden Plaza
Chicago, Illinois
Ground lease (Hotel)-                                 1992          1985(4)         2.3
Sheraton Chicago Hotel & Towers
Chicago, Illinois
Land and land improvements                             N/A          1985(4)        15.3
 held for development--
Chicago, Illinois

NOTES:

                                                                   OTHER
                                               ---------------------------------------------
OTHER--
Parking Facility--                             400 stalls (3)
Ogden Plaza
Chicago, Illinois
Ground lease (Hotel)-                          1,200 rooms
Sheraton Chicago Hotel & Towers
Chicago, Illinois
Land and land improvements                     Current uses include Surface Parking, Vacant
 held for development--                         Land and Ground Lease (Kraft Building)
Chicago, Illinois
NOTES:

------------------------------
(1) The Mid-Rise includes 11,000 square feet of commercial space, all of which was occupied at April 30, 1995. The High-Rise includes 7,708 square feet of commercial space, of which 3,424 square feet was occupied at April 30, 1995.

(2) The Trust owns an effective 1/3 interest in this building, subject to priority distributions to one of the Venture partners.

(3) Of these stalls, 100 stalls are in an area under Columbus Drive, adjacent to Ogden Plaza, which is subject to a license from the City of Chicago.

(4)  Received  in  the  dissolution  of  CDEV  in  1985.  The  Trust   initially
     contributed this property, a substantial portion of which was owned by the Trust since 1857, to CDEV in 1983 (See Item 1).

    LINCOLN GARDEN

    At Lincoln Garden, the Trust's office complex in Tampa, Florida, rent and vacancy levels remain stable. Occupancy averaged 90% during fiscal 1995 and was 87% at April 30, 1995. For the remainder of calendar 1995, leases are due to expire on 15% of the total leasable area.

    WATERPLACE PARK

    Occupancy at Waterplace Park averaged 89% during the fiscal year. However, occupancy at April 30, 1995 had dropped to 60% due to the expiration of the lease for Tri-County Mental Health ("Tri-County") in March 1995. Tri-County, which had occupied approximately 28% of Waterplace Park, was the largest tenant at the property. The Trust has had constructive discussions with an existing tenant about leasing 50% of the old Tri-County space, and is actively pursuing new tenants for the remainder of Tri-County's space. For the remainder of calendar 1995, 8% of the total leasable area is due to expire.

    CITYFRONT PLACE

    During fiscal 1995, occupancy averaged 92% and 96% for the Mid-Rise and High-Rise buildings, respectively.Average rental rates per square foot at April 30, 1995 were 4% higher in the Mid-Rise and 5% higher in the High-Rise compared to rates in effect at April 30, 1994.

    OGDEN PLAZA PARKING FACILITY

    At the Ogden Plaza parking facility, net revenues for fiscal 1995 were $512,000, approximately the same as in the prior fiscal year. The parking facility continues to benefit from the usage of the adjacent Sheraton Chicago Hotel & Towers as well as special events in the vicinity of the facility.

    SHERATON CHICAGO HOTEL & TOWERS

    The Trust's ground lease related to the Sheraton Chicago Hotel & Towers provides that minimum base rent is due to the Trust regardless of the operations of the hotel. However, the Trust will receive percentage rent beginning July 1, 1995 if gross revenues from the operations of the hotel multiplied by applicable percentages exceed base rent (See Note 3 to the financial statements). Calendar 1994 gross revenues from operations of the hotel equaled $58 million. In comparison, during calendar 1993 the hotel recognized gross revenues from operations of $54 million. Average occupancy during calendar 1994 was approximately 68%, an increase over the average occupancy during calendar 1993 of 65%.

    LAND AND LAND IMPROVEMENTS

    Land and land improvements held for development includes surface parking lots, vacant land and a 2.1 acre site which is currently occupied by the Kraft Building. The surface lots are leased on a triple-net basis to North Pier Chicago through December 31, 1995. Net rent from the surface parking lots received by the Trust during fiscal 1995 equaled approximately $300,000. In addition, the Trust recorded revenues from real estate taxes payable by lessees of $1,013,000 from the surface parking lots during fiscal 1995. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

    One of the surface parking lots includes the Tested Site (See Item 1). In the fourth quarter of fiscal 1995, the Trust recorded environmental remediation expense of $1,035,000 based upon the resolution of accounting and other issues related to environmental remediation costs of property held for development. This amount includes the Trust's share of testing and legal costs related to the Tested Site through April 30, 1995, plus $750,000, which is the maximum reimbursement obligation of the Trust pursuant to the

Reimbursement Agreement entered into with KMCC (See Item 1: Business).

ITEM 3. LEGAL PROCEEDINGS

    In January 1994, the Trust entered into a consent order with the EPA regarding the Tested Site. Preliminary tests indicate that the Tested Site is contaminated by thorium, which was used by a prior tenant on the site. On August 11, 1995, the Trust entered into an agreement with KMCC regarding the financial responsibilities of the parties for the remediation of the Tested Site (See Item 1: Business).

    The Trust's legal counsel has advised the Trust that it may have claims for coverage for some or all of its share of the remediation costs under its current or prior insurance policies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended April 30, 1995.

                        EXECUTIVE OFFICERS OF THE TRUST

                                                          PRINCIPAL OCCUPATIONS AND
                                                           AFFILIATIONS DURING THE
       NAME              AGE                                   PAST FIVE YEARS
-------------------      ---      -------------------------------------------------------------------------
Charles R. Gardner           50   President and Chief Executive Officer of the Trust since January 1982.
David R. Tinkham             40   Vice President-Finance, of the Trust since June 1985. Treasurer of the
                                   Trust since September 1993, and Assistant Secretary since December 1993.

There is no family relationship among any of the officers listed above nor any arrangements or understandings between any such officer and any other person pursuant to which he was elected an officer. Each officer may be removed by the Trustees at any time subject to severance payments as stipulated in his employment contract.

    All required filings by officers and Trustees were timely.

                                    PART II

ITEM 5. MARKET FOR THE TRUST'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS

    MARKET INFORMATION AND DIVIDENDS DECLARED

    The Trust's Common Shares of Beneficial Interest (the "shares") are traded in the over-the-counter market and the prices are quoted on the National Market System of the National Association of Securities Dealers' Automated Quotations System ("NASDAQ"). The symbol is "DOCKS".

    The following table sets forth the high and low closing sale prices of the shares, as reported by NASDAQ, and dividends declared per share:

                                                                                          FISCAL 1996
                                                                               ---------------------------------
                                                                                                      DIVIDENDS
QUARTER                                                                          HIGH        LOW      DECLARED
-----------------------------------------------------------------------------  ---------  ---------  -----------
First, through June 1, 1995..................................................  $   12.25  $   11.50     (Note 1)


                                                                                          FISCAL 1995
                                                                               ---------------------------------
                                                                                                      DIVIDENDS
QUARTER                                                                          HIGH        LOW      DECLARED
-----------------------------------------------------------------------------  ---------  ---------  -----------
Fourth.......................................................................  $   11.50  $   10.25   $     .01
Third........................................................................      12.00      10.00         .01
Second.......................................................................      11.50       9.50         .01
First........................................................................      10.25       9.00         .01

                                                                                          FISCAL 1994
                                                                               ---------------------------------
                                                                                                      DIVIDENDS
QUARTER                                                                          HIGH        LOW      DECLARED
-----------------------------------------------------------------------------  ---------  ---------  -----------
Fourth.......................................................................  $   11.00  $    8.75   $     .01
Third........................................................................      10.50      8.625         .01
Second.......................................................................      10.75       8.25         .01
First........................................................................      10.25       7.75         .01

------------------------------
(1) A dividend of $.01 per share for the first quarter of fiscal 1996 was declared at the July 19, 1995 meeting of the Board of Trustees.

    APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                                       APPROXIMATE NUMBER OF RECORD
                           TITLE OF CLASS                               HOLDERS AS OF JUNE 1, 1995
--------------------------------------------------------------------  -------------------------------
Common Shares of Beneficial Interest                                                   540

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data for the Trust and should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8.

                                                                            FISCAL YEAR ENDED APRIL 30,
                                                               -----------------------------------------------------
                                                                 1995       1994       1993       1992       1991
                                                               ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES.....................................................  $  22,389  $  20,714  $  20,554  $  19,224  $  20,431
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
OPERATING INCOME (LOSS)......................................  $  (1,019) $     309  $  (1,412) $   1,484  $   4,021
INVESTMENT AND OTHER INCOME..................................        342        321        376        706        898
EQUITY IN NET LOSS OF LCD PARTNERSHIP........................       (475)      (530)    (1,218)      (830)    --
NET GAIN (LOSS) FROM DISPOSITION OF REAL ESTATE..............     (1,729)    --         --         43,849     --
RESERVE FOR ASSET IMPAIRMENT.................................     --         --         --         --           (787)
                                                               ---------  ---------  ---------  ---------  ---------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..................     (2,881)       100     (2,254)    45,209      4,132
EXTRAORDINARY ITEM:
GAIN FROM EXTINGUISHMENT OF DEBT                                   2,067     --         --         --         --
                                                               ---------  ---------  ---------  ---------  ---------
NET INCOME (LOSS)............................................  $    (814) $     100  $  (2,254) $  45,209  $   4,132
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
REAL ESTATE, net.............................................  $  82,314  $ 103,029  $ 106,329  $ 110,157  $  69,193
TOTAL ASSETS.................................................    123,276    140,156    139,573    138,320    101,620
MORTGAGE NOTES PAYABLE.......................................     27,369     44,121     42,493     41,080     42,196
SHAREHOLDERS' EQUITY.........................................     82,897     83,942     84,073     87,773     44,357
PER SHARE:
  EARNINGS (LOSS)............................................  $    (.14) $     .02  $    (.39) $    7.82  $     .71
  DIVIDENDS DECLARED.........................................        .04        .04        .25        .31        .31
  BOOK VALUE.................................................      14.33      14.51      14.54      15.18       7.67
OTHER SUPPLEMENTARY DATA:
CASH FLOWS PROVIDED BY (USED IN):
  OPERATING ACTIVITIES.......................................  $   2,115  $   2,468  $     (26) $   1,145  $   3,448
  INVESTING ACTIVITIES.......................................      2,225     (2,148)     1,953     (3,290)   (15,470)
  FINANCING ACTIVITIES.......................................     (4,483)      (409)    (2,033)     1,946     12,063
FUNDS FROM OPERATIONS (See Note 1)...........................      2,859      4,454      2,328      4,225      6,888

NOTE 1
The Board of Governors of the National Association of Real Estate Investment Trusts in 1991 adopted a definition  of
 "Funds From Operations" as follows:
         Funds  from  Operations  means  net  income (computed  in  accordance  with  generally  accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and  after adjustments  for unconsolidated  partnerships and  joint ventures.  Adjustments  for unconsolidated  partnerships and joint  ventures will be calculated  to reflect funds  from operations on the same basis.

    In March 1995, the Board of Governors clarified this definition with respect to the treatment of certain items, although the clarification did not affect the Trust's reporting of such funds. The above definition of Funds from Operations includes certain material non-cash items which are reported in income and expense of the Trust. Specifically, accrued environmental remediation, the effect of averaging rental revenue from the hotel ground lease, and the difference between current interest payable and contractual interest on the note secured by the rents from and the land under the hotel, are included in Funds from Operations. Please refer to the Consolidated Statements of Cash Flows in the financial statements for the computation of cash flows from operating, investing and financing activities.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                      FOR THE QUARTER ENDED
                                                                      ------------------------------------------------------
                                                                       JULY 31,     OCTOBER 31,    JANUARY 31,    APRIL 30,
                                                                         1994          1994           1995          1995
                                                                      -----------  -------------  -------------  -----------
                                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES-
  Revenue from rental property......................................   $   3,956     $   4,045      $   3,894     $   3,630
  Real estate taxes payable by lessees..............................       1,886         1,660          1,659         1,659
                                                                      -----------  -------------  -------------  -----------
    Total revenues..................................................       5,842         5,705          5,553         5,289
                                                                      -----------  -------------  -------------  -----------
EXPENSES-
  Real estate taxes.................................................         788           805            761           743
  Real estate taxes payable by lessees..............................       1,886         1,660          1,659         1,659
  Property operating expenses.......................................         846           967            703           791
  Environmental remediation expense.................................          --            --             --         1,035
  General and administrative........................................         409           441            520           487
  Depreciation and amortization.....................................         926           951            863           757
  Interest expense..................................................         913         1,060          1,015           763
                                                                      -----------  -------------  -------------  -----------
    Total expenses..................................................       5,768         5,884          5,521         6,235
                                                                      -----------  -------------  -------------  -----------
    Operating income (loss).........................................          74          (179)            32          (946)
INVESTMENT AND OTHER INCOME.........................................          76            88            101            77
EQUITY IN NET LOSS OF LCD PARTNERSHIP...............................        (141)         (112)          (119)         (103)
NET LOSS FROM DISPOSITION OF REAL ESTATE............................          --            --         (1,729)           --
                                                                      -----------  -------------  -------------  -----------
  Net income (loss) before extraordinary item.......................           9          (203)        (1,715)         (972)
EXTRAORDINARY ITEM -
  Gain from extinguishment of debt                                            --            --          2,067            --
                                                                      -----------  -------------  -------------  -----------
    Net income (loss)...............................................   $       9     $    (203)     $     352     $    (972)
                                                                      -----------  -------------  -------------  -----------
                                                                      -----------  -------------  -------------  -----------
EARNINGS (LOSS) PER SHARE...........................................   $     .00     $    (.03)     $     .06     $    (.17)
                                                                      -----------  -------------  -------------  -----------
                                                                      -----------  -------------  -------------  -----------


                                                                                      FOR THE QUARTER ENDED
                                                                      ------------------------------------------------------
                                                                       JULY 31,     OCTOBER 31,    JANUARY 31,    APRIL 30,
                                                                         1993          1993           1994          1994
                                                                      -----------  -------------  -------------  -----------
                                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES-
  Revenue from rental property......................................   $   4,224     $   4,173      $   4,050     $   4,099
  Real estate taxes payable by lessees..............................       1,619         1,152            674           723
                                                                      -----------  -------------  -------------  -----------
    Total revenues..................................................       5,843         5,325          4,724         4,822
                                                                      -----------  -------------  -------------  -----------
EXPENSES-
  Real estate taxes.................................................         754           778            769           702
  Real estate taxes payable by lessees..............................       1,619         1,152            674           723
  Property operating expenses.......................................         871           855            800           918
  General and administrative........................................         477           470            450           468
  Depreciation and amortization.....................................         938           942            936           965
  Interest expense..................................................       1,040         1,051          1,062           991
                                                                      -----------  -------------  -------------  -----------
    Total expenses..................................................       5,699         5,248          4,691         4,767
                                                                      -----------  -------------  -------------  -----------
    Operating income................................................         144            77             33            55
INVESTMENT AND OTHER INCOME.........................................          79            78             81            83
EQUITY IN NET LOSS OF LCD PARTNERSHIP...............................        (186)         (149)           (83)         (112)
                                                                      -----------  -------------  -------------  -----------
    Net income......................................................   $      37     $       6      $      31     $      26
                                                                      -----------  -------------  -------------  -----------
                                                                      -----------  -------------  -------------  -----------
EARNINGS PER SHARE..................................................   $     .01     $     .00      $     .01     $     .00
                                                                      -----------  -------------  -------------  -----------
                                                                      -----------  -------------  -------------  -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    During the third quarter of fiscal 1995, the Trust completed the sale of a parcel of land located in Cityfront Center to the Chicago Music and Dance Theater, Inc. The site is scheduled to be improved with a new 1,500 seat performing arts theater and an adjacent concourse for public pedestrian traffic. The parcel contains approximately 41,000 square feet. The Trust recognized a gain from disposition of real estate of $1,603,000 from this transaction.

    On December 16, 1994, the Trust permitted the sale by foreclosure of One Michigan Avenue, an office building in Lansing, Michigan to its lender, Pacific Mutual Life Insurance Company, in full satisfaction of the note secured by One Michigan Avenue. The One Michigan Avenue note, issued in August 1987, modified in March 1994 and further modified in August 1994 (the "August modification") was non-recourse with respect to the Trust. Accordingly, the Trust's financial exposure was limited to the loss of the property. The Trust concluded that the property's reasonably estimated future value was insufficient to warrant the future capital investment required to satisfy the terms of the August modification agreement to the loan. The Trust recognized a net loss of $1,265,000 during the third quarter of fiscal 1995 as a result of the sale by foreclosure (See Net Loss From Disposition of Real Estate and Gain From Extinguishment of Debt which follows in Results of Operations for a more complete discussion).

    During fiscal 1995, average occupancy of the Mid-Rise and High-Rise Buildings of Cityfront Place was 92% and 96%, respectively. However, occupancy had risen to 97% at the Mid-Rise and equaled 96% at the High-Rise as of April 30, 1995. At the Trust's property in Tampa, occupancy declined slightly to 87% at April 30, 1995 compared with 90% a year earlier. Average occupancy for the Tampa property during fiscal 1995 equaled 90%. Occupancy at the Trust's property in Indianapolis averaged 89% during fiscal 1995. However, occupancy at April 30, 1995 had dropped to 60% due to the expiration of the lease for Tri-County Mental Health ("Tri-County") in March 1995. Tri-County, which had occupied approximately 28% of Waterplace Park, was the largest tenant at the property. The Trust has had constructive discussions with an existing tenant about leasing 50% of the old Tri-County space, and is actively pursuing new tenants for the remainder of Tri-County's space. Neither the Waterplace Park property nor the Lincoln Garden property is subject to any debt.

    During fiscal 1995, the Trust completed the testing specified in the consent order which it entered into in 1994 with the United States Environmental Protection Agency (the "EPA"). The results of this testing confirmed that a portion of the Tested Site (See Item 1) has concentrations of thorium in excess of normal amounts. The highest concentrations are within the footprint of a building which was demolished in the mid 1930's and which had been occupied by a former tenant of the Trust. The tests also confirmed that, in its current state, the site does not pose a hazard to human health.

    After completing the testing, the Trust submitted the results to the EPA in September 1994 as required under the terms of the consent order. The EPA has not completed its review of the data and accordingly has not specified when remediation may be required nor the scope of such remediation. The subsurface testing also confirmed the range of estimated remediation costs which had been previously reported. That range is from a minimum of approximately $1 million to as much as $5 million. The most likely amount of estimated remediation costs equals $3.5 million.

    On August 11, 1995, the Trust entered into an agreement with Kerr-McGee Chemical Corporation ("KMCC") regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC will be responsible for the remediation of the Tested Site and the Trust has the obligation to reimburse KMCC for 25% of the cost of remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000. The Trust may recover some or all of its share of the remediation costs from its insurance carriers.

    The Ogden Plaza parking facility continued to produce good operating results during fiscal 1995. During the year, the Trust recorded $512,000 of net revenue from the operation of the facility, approximately the same as in the prior fiscal year. Revenues from both years reflect demand for parking created by the adjacent Sheraton Chicago Hotel & Towers, as well as attendance at special events nearby.

    Certain tenants are required to pay real estate taxes on land they lease from the Trust. These real estate taxes payable by lessees are reflected as both revenue and expense, and therefore, do not affect net income. Real estate taxes payable by lessees are also reflected as both a receivable and payable in the Trust's consolidated balance sheets. The difference between the receivable and the payable amounts reflects monthly escrow payments made by the owners of North Pier Chicago to the Trust for real estate taxes on surface parking lots leased by North Pier. These monthly escrow payments are included in security deposit cash in the Trust's consolidated balance sheets until they are paid to the Cook County Collector.

    The office segment of the Chicago real estate market remains overbuilt. It is unlikely that there will be any significant office project started on the Trust property for at least the next several years. While occupancy in the residential segment of the market has remained relatively strong, current rent levels do not justify new construction. The Trust has eight residential sites currently available for development, two of which require no additional infrastructure improvements. The Trust continues to pursue development opportunities in the form of ground leases, joint ventures or outright ownership.

RESULTS OF OPERATIONS

    FISCAL 1995 VERSUS FISCAL 1994

    REVENUES:

    Revenue from rental property decreased in fiscal 1995 compared to fiscal 1994 primarily due to the disposition of One Michigan Avenue in December 1994. Furthermore, revenues at One Michigan Avenue declined in the current fiscal year prior to the disposition, due to the decrease in occupancy and rental rate under the terms of IBM's new lease at the property. The combination of these two factors resulted in a decrease in revenue from One Michigan Avenue during fiscal 1995 of $1,054,000.

    The increase in real estate taxes payable by lessees during fiscal 1995 reflects an increase in the estimated tax assessment on the Sheraton Chicago Hotel & Towers. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

    Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The fiscal 1995 loss reflects the building's operations from January 1, 1994 through December 31, 1994, New Street Joint Venture's fiscal year. The 1995 loss had no impact on Trust cash flows since New Street Joint Venture had positive income before depreciation and amortization expense and because of the cash flow priority of LCD's partner in New Street Joint Venture.

    EXPENSES:

    Real estate taxes increased in fiscal 1995 compared to fiscal 1994 due to refunds of prior year real estate taxes received in fiscal 1994. Refunds of prior year real estate taxes received during fiscal 1995 were significantly less. The fiscal 1995 increase was partially offset by the disposition of One Michigan Avenue in December 1994 and by the sale in December 1994 of a parcel of land located in Cityfront Center to the Chicago Music and Dance Theater, Inc.

    The decreases in property operating expenses and in depreciation and amortization expense during fiscal 1995 reflect the disposition of One Michigan Avenue in December 1994. The Trust stopped recording these expenses on December 16, 1994, the date of the sale by foreclosure of One Michigan Avenue. Accordingly, for fiscal 1995, the Trust recorded only seven and a half months of these expenses compared to twelve months for fiscal 1994.

    In the fourth quarter of fiscal 1995, the Trust recorded environmental remediation expense of $1,035,000 based upon the resolution of accounting and other issues related to environmental remediation costs of property held for development and the execution of the Reimbursement Agreement with KMCC (See Item 1: Business). No such expense was recorded during fiscal 1994. This amount includes the Trust's share of testing and legal costs related to the Tested Site through April 30, 1995, plus $750,000, which is the maximum reimbursement obligation of the Trust pursuant to the terms of the Reimbursement Agreement. This amount excludes the amount of the potential claims for some or all of the Trust's share of the remediation costs under the Trust's current or prior insurance policies.

    Interest expense for fiscal 1995 decreased compared to fiscal 1994 primarily due to the disposition of One Michigan Avenue in December 1994. Although the Trust suspended regular debt service on the One Michigan Avenue note subsequent to the September 1, 1993 payment, the Trust continued to accrue interest on the loan through the date of the disposition of the property. See Note 4 to the financial statements for a more complete discussion of the One Michigan Avenue note. The decrease in interest expense was partially offset by an increase in interest expense on the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers due to the increased principal balance of this note resulting from the additional accrual of interest under the terms of the note.

    NET LOSS FROM DISPOSITION OF REAL ESTATE AND GAIN FROM EXTINGUISHMENT OF
DEBT:

    The Trust recognized a gain of $1,603,000 from the sale of a parcel of land to the Chicago Music and Dance Theater, Inc. during the third quarter of fiscal 1995. Total consideration from the sale equaled $2,638,000 which consisted of cash received of $1,250,000 plus the value of a construction obligation of $1,388,000 assumed by the Theater which will benefit the surrounding parcels still owned by the Trust. This construction obligation is a pedestrian concourse through the theater site which was required under the Planned Development Ordinance affecting the Trust's land at Cityfront Center.

    During the third quarter of fiscal 1995, the Trust also recognized a net loss of $1,265,000 as a result of the sale by foreclosure of One Michigan Avenue. The net loss consisted of a loss from disposition of real estate of $3,332,000 and an extraordinary gain from the extinguishment of debt of $2,067,000. The loss from real estate represents the difference between the carrying value of the property and the estimated fair market value of the property on the date of foreclosure. The extraordinary gain represents the difference between the principal amount of the note plus accrued interest and the estimated fair market value of the property on the date of the foreclosure.

    FISCAL 1994 VERSUS FISCAL 1993

    REVENUES:

    Revenue from rental property increased in fiscal 1994 compared to fiscal 1993 primarily due to higher occupancy at the Mid-Rise. During fiscal 1993, the initial lease-up of the Mid-Rise was still in progress, while the building was substantially fully occupied throughout fiscal 1994. As a result, revenues from the Mid-Rise increased by $1,004,000. In addition, fiscal 1994 parking revenues increased by $150,000 due to increased activity at the Ogden Plaza parking garage. These increases were partially offset by the $220,000 of revenue the Trust recorded during fiscal 1993 from the lease option granted to Northwestern Memorial Hospital. No such revenue was recorded during fiscal 1994.

    The decrease in real estate taxes payable by lessees during fiscal 1994 reflects a lower than estimated tax assessment on the Sheraton Chicago Hotel & Towers. This decrease was partially offset by an increase in real estate taxes on the Kraft Building. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

    Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The fiscal 1994 loss reflects the building's operations from January 1, 1993 through December 31, 1993, New Street Joint Venture's fiscal year. The fiscal 1994 loss was smaller than the loss in fiscal 1993 due to higher occupancy. The fiscal 1993 loss reflects the ongoing initial lease-up of the High-Rise during that period. The 1994 loss had no impact on Trust cash flows since New Street Joint Venture had positive income before depreciation and amortization expense and because of the cash flow priority of LCD's partner in New Street Joint Venture.

    EXPENSES:

    The decrease in real estate taxes during fiscal 1994 reflects refunds of prior year real estate taxes received during the first quarter of fiscal 1994.

    The decrease in general and administrative expense during fiscal 1994 reflects the substitution of stock options for 100% of the Trustees' retainer fees and 20% of key employees' cash compensation.

    The increase in interest expense during fiscal 1994 was due to the increased balance on the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers. However, the impact of aggregate interest expense on the cash flows of the Trust was favorable compared to fiscal 1993. The Trust suspended regular debt service on the One Michigan Avenue note subsequent to the September 1, 1993 payment. The Trust continued, however, to accrue interest on the loan for the entire fiscal year. The accrued but unpaid interest related to One Michigan Avenue totaled $644,000 during fiscal 1994. See Note 4 to the financial statements for a more complete discussion of the One Michigan Avenue note.

LIQUIDITY AND CAPITAL RESOURCES

    FISCAL 1995 VERSUS FISCAL 1994

    CASH FLOWS:

    Operating:

    Cash flows from operating activities decreased in fiscal 1995 compared to fiscal 1994 by $353,000. This decrease was primarily due to a decrease during fiscal 1995 of $359,000 in refunds of prior year real estate taxes. The amount of refunds received during fiscal 1994 was unusually high. During fiscal 1994 the Trust received $473,000 in refunds compared to just $114,000 received during fiscal 1995.

    Cash flows from operating activities from the Mid-Rise increased during fiscal 1995 due to lower real estate tax payments. Fiscal 1994 payments were unusually high due to the change in the assessment of the Mid-Rise site from partially developed. This increase in fiscal 1995 cash flows was partially offset by higher real estate tax payments on the Trust's other Cityfront Center land. Cash flows from operating activities for the Trust's other operating properties as a group were substantially unchanged from fiscal 1994 to fiscal 1995.

    No change occurred from fiscal 1994 to fiscal 1995 in the effect of averaging rental revenue. This item represents the difference between revenue recognized and cash rent received during the year on the hotel ground lease. In both fiscal years the Trust recorded revenue of $4,848,000 while receiving cash of

$150,000.

    The difference between current interest payable and contractual interest represents the difference between interest expense on the note secured by the rents from and the land under the hotel, and the interest paid on this note. This difference was $160,000 greater in fiscal 1995 due to the increase in the outstanding principal balance of the loan. The cash interest paid equals the minimum cash rent from the hotel ground lease through December 31, 1998.

    Investing:

    Cash flows from investing activities increased in fiscal 1995 compared to fiscal 1994 due to several factors. First, cash received from the sale of land to the Chicago Music and Dance Theater, Inc. equaled $1,250,000 during fiscal 1995. Second, the $1,000,000 One Michigan Avenue loan escrow funded during fiscal 1994 was returned to the Trust during fiscal 1995. Finally, the Trust sold United States Treasury Notes with a par value of $1,250,000 to facilitate the paydown of the $4,000,000 advance on its line of credit with First Bank, N.A.

    Additions to investments in real estate during fiscal 1995 consisted primarily of tenant improvements of $694,000 and building improvements of $245,000. In contrast, fiscal 1994 additions to investments in real estate consisted primarily of tenant improvements of $254,000, costs related to environmental matters of $203,000 and building improvements of $90,000.

    Financing:

    Cash flows used in financing activities increased in fiscal 1995 compared to fiscal 1994 due to the paydown of the Trust's $4,000,000 advance on its line of credit with First Bank, N.A., during fiscal 1995. Earlier in fiscal 1995 the Trust prepaid the $4,000,000 Cityfront Place Mid-Rise note issued February 25, 1992, using the proceeds from a $4,000,000 advance on its available $20,000,000 line of credit with First Bank, N.A.

    FUNDS FROM OPERATIONS:

    Funds from Operations decreased during fiscal 1995 compared to fiscal 1994 by $1,595,000 primarily due to three factors. First, the Trust recorded environmental remediation expense of $1,035,000 during fiscal 1995. No such expense was recorded during fiscal 1994. Second, refunds of prior year real estate taxes decreased during fiscal 1995 by $359,000. Third, interest expense increased by $160,000 during fiscal 1995 on the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers due to the increasing balance of this note resulting from the additional accrual of interest under the terms of the note. Funds from Operations includes certain material non-cash items which are reported in income and expense of the Trust. Please refer to the Consolidated Statements of Cash Flows in the financial statements for the computation of cash flows from operating, investing and financing activities.

    FISCAL 1994 VERSUS FISCAL 1993

    CASH FLOWS:

    Operating:

    Cash flows from operating activities increased in fiscal 1994 compared to fiscal 1993 by $2,494,000. The change in net income from fiscal 1993 to fiscal 1994 accounts for $2,354,000 of this increase. Included in the change in net income are depreciation and amortization and equity in net loss of LCD Partnership. Both are non-cash items and had no impact on cash flows from operating activities.

    No change occurred from fiscal 1993 to fiscal 1994 in the effect of averaging rental revenue. This item represents the difference between revenue recognized and cash rent received during the year on the hotel ground lease. In both fiscal years the Trust recorded revenue of $4,848,000 while receiving cash of $150,000.

    The difference between current interest payable and contractual interest represents the difference between interest expense on the note secured by the rents from and the land under the hotel, and the interest paid on this note. This difference was $171,000 greater in fiscal 1994 due to the increase in the outstanding principal balance of the loan. The cash interest paid equals the minimum cash rent from the hotel ground lease through December 31, 1998.

    Mid-Rise real estate taxes paid during fiscal 1994 reflect an increase of $1,056,000 over the prior fiscal year. Since real estate taxes in Chicago are assessed on a calendar-year basis, one year in arrears, Mid-Rise real estate taxes paid during fiscal 1993 reflected a period when the Mid-Rise site was assessed as partially developed.

    The Trust suspended regular debt service on the One Michigan Avenue note subsequent to the September 1, 1993 payment. The Trust continued, however, to accrue interest on the loan for the entire fiscal year. The accrued but unpaid interest related to One Michigan Avenue totaled $644,000 during fiscal 1994. This amount was reflected as an expense, but was not paid.

    Investing:

    Cash flows from investing activities decreased in fiscal 1994 compared to fiscal 1993 primarily due to the receipt of the second and final installment payment on the Brick Venture note of $2,950,000 during fiscal 1993. A second factor occurred during the fourth quarter of fiscal 1994 when the Trust placed $1,000,000 into an escrow account as part of the One Michigan Avenue loan modification agreement.

    Additions to investments in real estate during fiscal 1994 consisted primarily of tenant improvements of $254,000, costs related to environmental matters of $203,000 and building improvements of $90,000. In contrast, fiscal 1993 additions to investments in real estate consisted primarily of tenant improvements of $496,000, Phase II infrastructure costs of $389,000 and building improvements of $107,000.

    FINANCING:

    Cash flows used in financing activities decreased in fiscal 1994 compared to fiscal 1993 primarily as a result of the reduction of the Trust's quarterly dividend from $.08 per share to $.01 per share effective beginning for the dividend payable on June 1, 1993.

    FUNDS FROM OPERATIONS:

    Funds from Operations increased during fiscal 1994 compared to fiscal 1993 due primarily to three factors. First, higher occupancy at the Mid-Rise increased revenues by $1,004,000. Second, higher occupancy at the High-Rise led to a reduction in the Equity in Net Loss of LCD Partnership of $688,000. Third, refunds of prior year real estate taxes led to a decrease in real estate tax expense of $404,000. Funds from Operations includes certain material non-cash items which are reported in income and expense of the Trust. Please refer to the Consolidated Statements of Cash Flows in the financial statements for the computation of cash flows from operating, investing and financing activities.

    The Trust has historically used non-recourse debt secured by individual properties as the primary source of additional capital, when needed, to fund acquisitions or development. It has also acquired income producing properties in tax-deferred exchanges in which little or no debt was required. The Trust currently has four income producing properties with no debt -- Waterplace Park, Lincoln Garden, the Cityfront Place Mid-Rise and the Ogden Plaza parking facility.

    During the third quarter of fiscal 1995, the Trust entered into a three year $20,000,000 revolving credit agreement with First Bank, N.A. secured by the Mid-Rise apartment building. At April 30, 1995, the full amount of the facility is available. The Trust agreed to make monthly payments into an escrow account to fund the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At April 30, 1995 the balance in this account equaled $130,000.

    At April 30, 1995, total interest bearing debt of the Trust equaled $27,369,000, all of which was fixed rate debt.

    The Trust has occasionally sold properties. The most recent sale occurred during the third quarter of fiscal 1995 when the Trust sold a parcel containing approximately 41,000 square feet to the Chicago Music and Dance Theater, Inc. The Trust received total consideration of $2,638,000 from this sale, of which $1,250,000 was in cash and $1,388,000 represents the assumption by the Theater of an obligation under the Planned Development Ordinance affecting the Trust's land at Cityfront Center, to construct a pedestrian concourse adjacent to the theater site. Prior to this, the Trust sold the land under the Brick Venture apartment building adjacent to North Pier at Cityfront Center in fiscal 1989. The Trust received installment payments of $1.5 million in fiscal 1992 and $2.95 million in fiscal 1993 related to that sale.

    In January 1994, the Trust entered into a consent order with the EPA regarding preliminary testing to be performed on a 2.8 acre site in Cityfront Center currently used as a parking lot (the "Tested Site"). The EPA has not made a ruling on whether current remediation will be required nor the form or scope of such remediation. The Trust's consultants have prepared cost estimates to remediate the contaminated areas on the Tested Site which range from $1 million to $5 million, with $3.5 million representing the most likely amount.

    On August 11, 1995, the Trust entered into an agreement with KMCC regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC will be responsible for the remediation of the Tested Site and the Trust has the obligation to reimburse KMCC for 25% of the cost of remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000.

    The Trust will consider using its current cash, investments available for sale or its current credit facility, to fund its obligations under the Reimbursement Agreement with KMCC. The Trust may have claims for coverage for some or all of its share of the remediation costs under its current or prior insurance policies.

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

    Phase III infrastructure consists primarily of the River Esplanade and River Drive east of McClurg Court, Du Sable Park (a 3 acre park east of Lake Shore Drive), the slip promenade on the south bank of the Ogden Slip and the upgrading of the remainder of East North Water Street. The total current cost of the improvements is estimated to be approximately $12 million. The Trust is obligated to contribute $600,000 for improvements to be made in Du Sable Park, which are expected to be completed during calendar 1996. The remainder of Phase III will be constructed as needed to support additional development in the area. However, certain improvements are required to be completed no later than the completion of 2,500 units of residential development on the east portion of Cityfront Center. It is the intention of the Trust to finance future infrastructure with cash on hand, its current credit facility, general corporate indebtedness, borrowings secured by its income producing properties and ground leases, asset sales or some combination of these sources.

    The New Street Joint Venture Agreement obligates LCD and Northwestern Mutual to contribute, if necessary, their prorata shares of funds related to the operation of the High-Rise building. As of April 30, 1995, LCD had funded $335,000 as its share of additional capital contributions, all of which was contributed prior to fiscal 1994. LCD currently holds approximately $800,000 in short term investments. The Trust's two-thirds share of these short term investments is not reflected on the Trust's balance sheet and is in addition to the Trust's cash and investments. The New Street Joint Venture agreement provides for Northwestern Mutual to receive a priority return of operating cash flow and the proceeds from sale or refinancing of the High-Rise. Cash flow must increase significantly from its current level for LCD to receive any cash distributions from New Street Joint Venture after the payment of Northwestern's preferential return.

    On December 16, 1994 the Trust agreed to permit the sale by foreclosure of One Michigan Avenue, an office building in Lansing, Michigan to its lender, Pacific Mutual Life Insurance Company, in full satisfaction of the note secured by One Michigan Avenue. The One Michigan Avenue note, issued in August 1987, modified in March 1994 and further modified in August 1994 had an interest rate of 10% and carrying value at December 15, 1994 of $14,590,000. The disposition of the property will not have a significant impact on the future cash flow of the Trust. Cash flow from the property was not significant in fiscal 1995.

    At Waterplace Park in Indianapolis, the lease for the largest tenant expired at the end of March 1995. The Trust is currently seeking replacement tenants for the 29,000 square feet, or 28% of the total building which the tenant vacated. It is expected that substantial tenant improvement work will be required to attract new tenants and that brokerage commissions will also be paid in releasing the space. All of the space is currently vacant.

    The Trust currently leases three surface parking lots to the owner of North Pier Chicago. The lease expires at the end of December 1995. It is anticipated that there will be an increase in the net cash flow to the Trust after the expiry of the lease from either a renegotiation of the current lease terms or from the Trust regaining control of the lots.

    Starting July 1, 1995, the base rent payable to the Trust from its lease with Cityfront Hotel Associates Limited Partnership for the Sheraton Chicago Hotel & Towers increases to an annual rate of $1.8 million from the current annual amount of $150,000. While all of this increase will be paid as additional debt service on the loan which financed the infrastructure improvements associated with the hotel, it is the starting point for future increases in minimum base rent and minimum rent will exceed the debt service beginning in 1999. Also starting July 1, 1995, the percentage rent provisions of the ground lease become effective.

    On April 14, 1993 the Board of Trustees of the Trust declared a reduction of the Trust's quarterly dividend to $.01 per share from $.08 per share effective for the dividend payable on June 1, 1993. Quarterly dividends declared since that date have remained at $.01 per share. The dividend reduction is part of an overall asset management program implemented in order to conserve cash within the Trust.

    Management considers that the Trust's liquidity at April 30, 1995 is adequate to meet its operating needs and commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Trustees of
 The Chicago Dock and Canal Trust:

    We have audited the accompanying consolidated balance sheets of The Chicago Dock and Canal Trust and Subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended April 30, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chicago Dock and Canal Trust and Subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
 August 14, 1995

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         AS OF APRIL 30, 1995 AND 1994
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                               1995        1994
                                                                                            ----------  ----------
INVESTMENT IN REAL ESTATE, at cost:
  Developed properties (Note 3)...........................................................  $   70,487  $   91,771
  Land and land improvements held for development (Note 3)................................      16,916      18,298
  Land subject to hotel ground lease (Note 3).............................................       6,549       6,500
  Less-Accumulated depreciation and amortization..........................................     (11,638)    (13,540)
                                                                                            ----------  ----------
    Net investment in real estate.........................................................      82,314     103,029
                                                                                            ----------  ----------
OTHER ASSETS:
  Cash and cash equivalents...............................................................         344         487
                                                                                            ----------  ----------
  Investments available for sale, at cost (approximate market value of $3,721 and $4,985
   in 1995 and 1994, respectively)........................................................       3,725       5,023
                                                                                            ----------  ----------
  Short-term investments-restricted (approximate market value of $130 and $1,001 in 1995
   and 1994, respectively) (Note 10)......................................................         130       1,000
                                                                                            ----------  ----------
  Security deposit cash...................................................................       1,330       1,240
                                                                                            ----------  ----------
  Receivables-
    Tenants (including $25,887 and $21,491 of accrued but unbilled rents in 1995 and 1994,
     respectively) (Note 3)...............................................................      26,009      21,926
    Real estate taxes payable by lessees..................................................       6,012       5,016
    Land improvements (Note 3)............................................................       1,388      --
    Interest..............................................................................          91          85
    Other.................................................................................         506         478
                                                                                            ----------  ----------
      Total receivables...................................................................      34,006      27,505
                                                                                            ----------  ----------
  Other assets, net.......................................................................       1,427       1,872
                                                                                            ----------  ----------
                                                                                            $  123,276  $  140,156
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and accrued expenses:
    Real estate taxes.....................................................................  $    3,817  $    3,815
    Real estate taxes payable by lessees..................................................       6,893       5,861
    Accrued environmental remediation costs (Note 11).....................................         750      --
    Other.................................................................................       1,492       2,359
  Cash dividends payable (Note 5).........................................................          58          58
  Mortgage notes payable (Note 4).........................................................      27,369      44,121
                                                                                            ----------  ----------
      Total liabilities...................................................................      40,379      56,214
                                                                                            ----------  ----------
SHAREHOLDERS' EQUITY (Note 5):
  Common shares of beneficial interest:
   No par value, 20,000,000 authorized, 5,944,200 issued..................................       3,101       3,101
                                                                                            ----------  ----------
  Preferred shares of beneficial interest:
   No par value, 1,000,000 authorized, none issued........................................      --          --
                                                                                            ----------  ----------
  Undistributed income before net gain from sale of real estate properties................       7,870       9,022
  Undistributed net gain from sale of real estate properties..............................      72,545      72,438
                                                                                            ----------  ----------
      Total undistributed net income......................................................      80,415      81,460
                                                                                            ----------  ----------
  Less-
    Treasury shares of beneficial interest, at cost-160,400 at April 30, 1995 and 1994....        (619)       (619)
                                                                                            ----------  ----------
      Total shareholders' equity..........................................................      82,897      83,942
                                                                                            ----------  ----------
                                                                                            $  123,276  $  140,156
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                          1995     1994     1993
                                                                                                         -------  -------  -------
REVENUES:
  Revenue from rental property.........................................................................  $15,525  $16,546  $15,609
  Real estate taxes payable by lessees.................................................................    6,864    4,168    4,945
                                                                                                         -------  -------  -------
    Total revenues.....................................................................................   22,389   20,714  20,554..
                                                                                                         -------  -------  -------
EXPENSES:
  Real estate taxes....................................................................................    3,097    3,003    3,407
  Real estate taxes payable by lessees.................................................................    6,864    4,168    4,945
  Property operating expenses..........................................................................    3,307    3,444    3,390
  Environmental remediation expense (Note 11)..........................................................    1,035    --       --
  General and administrative...........................................................................    1,857    1,865    2,156
  Depreciation and amortization........................................................................    3,497    3,781    3,982
  Interest expense.....................................................................................    3,751    4,144    4,086
                                                                                                         -------  -------  -------
    Total expenses.....................................................................................   23,408   20,405   21,966
                                                                                                         -------  -------  -------
    Operating income (loss)............................................................................   (1,019)     309   (1,412)
INVESTMENT AND OTHER INCOME............................................................................      342      321      376
EQUITY IN NET LOSS OF LCD PARTNERSHIP (Note 2).........................................................     (475)    (530)  (1,218)
NET LOSS FROM DISPOSITION OF REAL ESTATE (Note 3)......................................................   (1,729)   --       --
                                                                                                         -------  -------  -------
  Net income (loss) before extraordinary item..........................................................   (2,881)     100   (2,254)
EXTRAORDINARY ITEM:
  Gain from extinguishment of debt (Note 3)............................................................    2,067    --       --
                                                                                                         -------  -------  -------
  Net income (loss)....................................................................................  $  (814) $   100  $(2,254)
                                                                                                         -------  -------  -------
                                                                                                         -------  -------  -------
EARNINGS (LOSS) PER SHARE..............................................................................    $(.14)    $.02    $(.39)
                                                                                                         -------  -------  -------
                                                                                                         -------  -------  -------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                                                          1995     1994     1993
                                                                                                         -------  -------  -------
Cash flows from operating activities:
  Net income (loss)....................................................................................  $  (814) $   100  $(2,254)
  Add (deduct)-Adjustments to reconcile net income to net cash flows from operating activities:
    Net loss from disposition of real estate...........................................................    1,729    --       --
    Gain from extinguishment of debt...................................................................   (2,067)   --       --
    Depreciation and amortization......................................................................    3,497    3,781    3,982
    Environmental remediation costs....................................................................      953    --       --
    Effect of averaging rental revenue.................................................................   (4,698)  (4,698)  (4,698)
    Equity in net loss of LCD Partnership..............................................................      475      530    1,218
    Changes in receivables.............................................................................     (871)   1,815   (4,225)
    Changes in accounts payable and accrued expenses...................................................    1,834     (898)   4,290
    Difference between current interest payable and contractual interest...............................    1,922    1,762    1,591
    Amortization of loan fees..........................................................................      155       90       89
    Other..............................................................................................    --         (14)     (19)
                                                                                                         -------  -------  -------
  Cash flows provided by (used in) operating activities................................................    2,115    2,468      (26)
                                                                                                         -------  -------  -------
  Cash flows from investing activities:
    Proceeds from sales and maturities of investments available for sale...............................    1,755      500    --
    Purchases of investments available for sale........................................................   (1,963)  (1,006)  (1,553)
    Net (acquisition) disposition of short-term investments............................................    1,506      273    1,594
    Net (acquisition) disposition of short-term investments-restricted.................................      870   (1,000)     438
    Additions to investments in real estate............................................................   (1,099)    (620)  (1,149)
    Music and Dance Theater land sale..................................................................    1,250    --       --
    Receipt of installment payment on Brick Venture transaction........................................    --       --       2,950
    Lease commissions and other........................................................................      (94)    (295)    (327)
                                                                                                         -------  -------  -------
  Cash flows provided by (used in) investing activities................................................    2,225   (2,148)   1,953
                                                                                                         -------  -------  -------
  Cash flows from financing activities:
    Cash dividends declared............................................................................     (231)    (231)  (1,446)
    Change in dividends payable........................................................................    --       --        (405)
    Proceeds from bank line of credit..................................................................    4,000    --       --
    Payment of mortgage loan fees......................................................................     (168)     (44)      (4)
    Principal payments on loans........................................................................   (8,084)    (134)    (178)
                                                                                                         -------  -------  -------
  Cash flows provided by (used in) financing activities................................................   (4,483)    (409)  (2,033)
                                                                                                         -------  -------  -------
Increase (decrease) in cash and cash equivalents.......................................................     (143)     (89)    (106)
Cash and cash equivalents, beginning of period.........................................................      487      576      682
                                                                                                         -------  -------  -------
Cash and cash equivalents, end of period...............................................................  $   344  $   487  $   576
                                                                                                         -------  -------  -------
                                                                                                         -------  -------  -------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               UNDISTRIBUTED
                                                                               INCOME BEFORE   UNDISTRIBUTED
                                                                    COMMON     NET GAIN FROM   NET GAIN FROM   TREASURY
                                                                   SHARES OF   SALE OF REAL    SALE OF REAL    SHARES OF
                                                                   BENEFICIAL     ESTATE          ESTATE       BENEFICIAL
                                                                   INTEREST     PROPERTIES      PROPERTIES     INTEREST     TOTAL
                                                                   ---------   -------------   -------------   ---------   -------
BALANCE, April 30, 1992..........................................   $3,101        $11,407         $73,884        $(619)    $87,773
  Net loss for the year..........................................    --            (2,254)         --            --         (2,254)
  Cash dividends declared, $.25 per share (Note 5)...............    --            --              (1,446)       --         (1,446)
                                                                   ---------   -------------   -------------   ---------   -------
BALANCE, April 30, 1993..........................................    3,101          9,153          72,438         (619)     84,073
  Net income for the year........................................    --               100          --            --            100
  Cash dividends declared, $.04 per share (Note 5)...............    --              (231)         --            --           (231)
                                                                   ---------   -------------   -------------   ---------   -------
BALANCE, April 30, 1994..........................................    3,101          9,022          72,438         (619)     83,942
  Net income (loss) for the year.................................    --            (1,152)            338        --           (814)
  Cash dividends declared, $.04 per share (Note 5)...............    --            --                (231)       --           (231)
                                                                   ---------   -------------   -------------   ---------   -------
BALANCE, April 30, 1995..........................................   $3,101        $ 7,870         $72,545        $(619)    $82,897
                                                                   ---------   -------------   -------------   ---------   -------
                                                                   ---------   -------------   -------------   ---------   -------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 30, 1995, 1994 AND 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (A)  PRINCIPLES OF CONSOLIDATION --

    The consolidated financial statements include the accounts of the Trust and its wholly owned subsidiaries. All material intercompany accounts are eliminated in consolidation.

    (B)  INCOME TAXES --

    The Trust has elected to be taxed as a real estate investment trust and intends to make distributions to its shareholders so as to be relieved of substantially all federal income taxes relating to ordinary income under provisions of current tax regulations (See Note 5).

    (C)  EARNINGS PER SHARE --

    The computation of earnings per share is based on 5,783,800 shares outstanding for 1995, 1994 and 1993.

    (D)  INVESTMENTS IN REAL ESTATE --

    Real estate investments are stated at the cost incurred to acquire the properties. In addition, costs to develop the properties, including interest, taxes, development, legal and architectural fees are added to the cost of land or buildings, as appropriate. No interest or taxes were capitalized in fiscal 1995, 1994 or 1993.

    Costs incurred for improving tenant spaces in the Trust's office buildings in conjunction with new leases and renewals are capitalized. Costs incurred in connection with leasing apartments in the Trust's residential building such as painting and carpeting are charged to expense when incurred.

    (E)  ENVIRONMENTAL REMEDIATION COSTS --

    In general, the Trust charges environmental remediation costs to expense. However, the Trust capitalizes these costs, if recoverable and if one of the following criteria is met:

    1. The costs extend the life, increase the capacity, or improve the safety or efficiency of property owned by the company. However, the condition of the property after the costs are incurred must be improved as compared with the condition of the property when originally constructed or acquired, if later.

    2. The costs mitigate or prevent environmental contamination that has yet to occur.

    3. The costs are incurred in preparing for sale that property currently held for sale.

    The Trust accrues for losses related to environmental remediation, if it is probable that a liability has been incurred and if the amount of the loss can be reasonably estimated. If the amount of the liability falls within a range and no amount within that range can be determined to be the better estimate, the Trust recognizes the minimum amount of the range. The Trust does not discount environmental liabilities unless

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the amount of the liability and the timing of cash payments are fixed or reliably determinable. The Trust does not offset claims for potential recoveries against environmental remediation costs.

    (F)  DEPRECIATION AND AMORTIZATION --

    Developed properties and infrastructure improvements are depreciated over their estimated useful lives, using the straight-line method of depreciation. Depreciation of leasehold improvements is computed using the straight-line method over the terms of the related leases and commences when the improvements are placed in service. Amortization of leasing commissions is computed using the straight-line method over the terms of the related leases.

    (G)  REAL ESTATE TAXES --

    In Chicago and certain other jurisdictions in which the Trust owns property, real estate taxes are assessed on a calendar-year basis, one year in arrears. At April 30, 1995 the Trust has accrued $10,710,000 as its estimate of unpaid 1994 and 1995 real estate taxes including $6,893,000 payable by lessees pursuant to ground leases. The Trust does not believe that the difference between the actual real estate taxes and the current estimates will be material to the financial statements.

    (H)  RENTAL INCOME RECOGNITION --

    Aggregate rentals from tenant leases are recognized as revenue ratably over the lives of the leases when collection of all amounts is reasonably assured. Rental payments received prior to their recognition as income are classified as deferred rental income and are included in other accrued expenses. Rental revenues recognized prior to their billing are classified as unbilled rents and are included in tenant receivables.

    (I)  PENSION PLANS --

    The Trust adopted two defined benefit pension plans in fiscal 1987 which have been subsequently amended: (1) The Chicago Dock and Canal Trust Retirement Plan which covers all employees of the Trust; and (2) The Chicago Dock and Canal Trust Supplemental Executive Retirement Plan which covers the executive officers of the Trust. The total pension expense for fiscal 1995, 1994 and 1993 was $87,480, $91,634 and $81,557, respectively, of which $0, $19,842 and $0, was funded in fiscal 1995, 1994 and 1993, respectively. A comparison of accumulated plan benefits and plan net assets for the plans, at April 30, 1995, is presented below:

                                                                                                      SUPPLEMENTAL
                                                                                                       EXECUTIVE
                                                                                         RETIREMENT    RETIREMENT
                                                                                            PLAN          PLAN
                                                                                         -----------  ------------
Actuarial present value of accumulated plan benefits:
  Vested...............................................................................   $ 196,529    $   75,769
  Non-vested...........................................................................      17,987        11,675
                                                                                         -----------  ------------
                                                                                          $ 214,516    $   87,444
                                                                                         -----------  ------------
                                                                                         -----------  ------------
Net assets available for benefits......................................................   $ 282,898    $  160,150
                                                                                         -----------  ------------
                                                                                         -----------  ------------

    The assumed rate of return used in determining the actuarial present value of accumulated plan

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) benefits was 8% for 1995, 1994 and 1993.

    (J)  CONSOLIDATED STATEMENTS OF CASH FLOWS --

    In fiscal 1995, 1994 and 1993, the Trust, in non-cash transactions, retired fully depreciated leasehold improvements of $170,000, $843,000 and $536,000, respectively. In fiscal 1995, the Trust, in a non-cash transaction, eliminated net investment in real estate of $17,332,000, accrued interest payable of $1,477,000 and mortgage note payable of $14,590,000 related to the One Michigan Avenue foreclosure. In fiscal 1995, the Trust received total consideration of $2,638,000 from the sale to the Chicago Music and Dance Theater, Inc. Total consideration included a non-cash transaction of $1,388,000 which represents the assumption by the Theater of an obligation under the Planned Development
Ordinance affecting the Trust's land at Cityfront Center to construct a pedestrian concourse adjacent to the theater site. The Trust paid $977,000, $1,646,000 and $2,410,000 in interest on borrowings in fiscal 1995, 1994 and 1993, respectively.

    (K)  CASH AND CASH EQUIVALENTS --

    For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, Cash and Cash Equivalents consist of amounts held in demand deposit and money market accounts.

    (L)  INVESTMENTS --

    The Trust has designated all unrestricted investment securities as available for sale. As of April 30, 1995 the cost of these securities approximated market value.

    (M)  RECLASSIFICATIONS --

    Certain reclassifications have been made to prior year statements to make them comparable with the classifications used in fiscal 1995.

(2) SUBSIDIARIES AND JOINT VENTURE:

    CDCT PLAZA CORPORATION --

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

    OMA LANSING CORPORATION --

    OMA Lansing Corporation (the "Lansing Corp.") was formed by the Trust during fiscal 1994 as a wholly owned subsidiary. Lansing Corp. owned One Michigan Avenue, a 148,000 sq. ft. office building located

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(2) SUBSIDIARIES AND JOINT VENTURE: (CONTINUED) in Lansing, Michigan until December 16, 1994 when the Trust agreed to permit the sale by foreclosure of the building to its lender, Pacific Mutual Life Insurance Company. The Trust consolidates the operations of the Lansing Corp. in these financial statements.

    CDCT RESIDENCE CORPORATION --

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

    In August 1989, LCD entered into a joint venture, New Street Joint Venture ("NSJV"), with Northwestern Mutual Life Insurance Company ("Northwestern Mutual"). LCD contributed the High-Rise site, the plans and other assets related to the development of the building (excluding the $903,000 note from Levin). LCD's capital account was credited with $9,000,000. Northwestern Mutual contributed an equal amount of cash. Northwestern Mutual and LCD are 50/50 partners in NSJV, subject, however, to Northwestern Mutual's priority over LCD in certain distributions of cash flow and proceeds from sale or refinancing. LCD accounts for its investment in NSJV under the equity method. The NSJV agreement provides for Northwestern Mutual to receive a priority return of operating cash flow and the proceeds from sale or refinancing of the High-Rise. Cash flow must increase significantly from its current level for LCD to receive any cash distributions from NSJV after the payment of Northwestern's preferential return.

    Northwestern Mutual also loaned NSJV $36,700,000 on a non-recourse basis. In addition, the NSJV Agreement calls for LCD and Northwestern Mutual to contribute, if necessary, their prorata shares of shortfalls in operating and capital requirements. The High-Rise building opened in July 1991 and contains 480 units.

    As of December 31, 1994, total assets and liabilities of NSJV were $47,928,000 and $38,903,000, respectively. For the year ended December 31, 1994, NSJV recorded gross revenues of $6,637,000 and total expenses of $8,203,000, which resulted in a net loss of $1,566,000. Included in total expenses is depreciation and amortization expense, which for the year equaled $1,700,000. LCD has a fiscal year which ends on April 30 and NSJV uses the calendar year. Accordingly, LCD records its proportionate share of NSJV's operating results four months in arrears.

(3) INVESTMENTS IN REAL ESTATE:

    DEVELOPED PROPERTIES --

    At April 30, 1995 and 1994, the Trust's investment in developed properties, including leasehold interests, underlying land and a partnership interest in LCD (which is accounted for under the equity method) consisted of the following:

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(3) INVESTMENTS IN REAL ESTATE: (CONTINUED)

                                                                                                             1995         1994
                                                                                                          (IN 000'S)   (IN 000'S)
                                                                                                          ----------   ----------
Apartment buildings.....................................................................................   $51,648      $51,983
Office buildings........................................................................................    16,036       37,018
Parking facility........................................................................................     2,803        2,770
                                                                                                          ----------   ----------
                                                                                                            70,487       91,771
Accumulated depreciation and amortization...............................................................    (9,046)     (11,428)
                                                                                                          ----------   ----------
                                                                                                           $61,441      $80,343
                                                                                                          ----------   ----------
                                                                                                          ----------   ----------

    CITYFRONT PLACE MID-RISE  -- On December  17, 1991, the  Trust acquired  the
Mid-Rise apartment complex and related leasehold. The acquisition of the Mid-Rise was part of a transaction in which the Trust exchanged its 62% undivided interest in the Equitable Building in Chicago for the Mid-Rise. The Mid-Rise is a residential complex located in Cityfront Center in downtown Chicago. It consists of two 12-story buildings containing a total of 424 rental units. The Mid-Rise was acquired at a total cost of $52.5 million. The price was determined pursuant to a Sale Option Agreement dated August 31, 1989, between the Trust and Levin.

    The Equitable Life Assurance Society of the United States ("Equitable") acquired the Trust's 62% interest in the Equitable Building pursuant to an option granted to Equitable as part of the dissolution of the Chicago Dock-Equitable Venture. The price for such interest was $50 million. In December 1990, Equitable exercised its option under the Option Agreement to acquire the Trust's interest in the Equitable Building and acquired the Trust's interest on December 17, 1991.

    ONE MICHIGAN AVENUE -- On December 16, 1994 the Trust permitted the sale by foreclosure of One Michigan Avenue, an office building in Lansing, Michigan to its lender, Pacific Mutual Life Insurance Company, in full satisfaction of the note secured by One Michigan Avenue. The Trust conducted extensive negotiations with the lender including modifications to the note in March 1994 and again in August 1994 (the "August modification"), in an effort to restructure the loan. However, the Trust concluded that the property's reasonably estimated future value was insufficient to warrant the future capital investment required to satisfy the terms of the August modification agreement to the loan. The loan was non-recourse with respect to the Trust. Accordingly, the Trust's financial exposure was limited to the loss of the building. The Trust recognized a net loss of $1,265,000 on the transaction; of this, $3,332,000 was recorded as a loss from disposition of real estate representing the difference between the carrying value of the property and the fair market value of the property on the date of the foreclosure. An extraordinary gain from the extinguishment of indebtedness of $2,067,000 was also recorded during the third quarter of fiscal 1995, representing the difference between the principal amount of the note plus accrued interest and the fair market value of the property on the date of the foreclosure.

    LAND AND LAND IMPROVEMENTS HELD FOR DEVELOPMENT --

    MUSIC AND DANCE THEATER SITE -- On December 30, 1994, the Chicago Music and Dance Theater, Inc. (the "Theater") acquired from the Trust a parcel of land containing approximately 41,000 square feet, located in Cityfront Center which is planned to be the site of a new 1,500 seat performing arts theater. The Trust received $1,250,000 in cash shortly after the closing. The contract also obligates the Theater to construct a pedestrian concourse through the theater site. This concourse is an obligation under the Planned Development Ordinance affecting the Trust's land at Cityfront Center and will benefit not only the theater site but also the future buildings planned for the sites owned by the Trust adjacent to the theater.

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(3) INVESTMENTS IN REAL ESTATE: (CONTINUED)
The estimated cost of this work is $1,500,000. The Theater is required to commence construction by September 1, 1996, subject to force majeure delays.

    In computing the gain on the sale of $1,603,000, total consideration includes the cash received plus the value of the construction obligation assumed by the Theater which will benefit the surrounding parcels still owned by the Trust.

    The Trust, together with other businesses near the theater site, agreed to provide the Theater with an annual operating subsidy for up to twenty years. The Trust agreed to provide up to $50,000 in the first year of the theater's operation. This amount increases annually in years 2 through 10 by the increase in the Consumer Price Index, but no more than 5% over the prior year amount. During years 11 through 14, the amount is the same as the year 10 amount. The amount declines during the 15th through 20th years. The amount of the subsidy may be reduced based on the number of annual public performances at the theater. The Trust agreed to provide the subsidy in light of the anticipated increase in parking revenues at its Ogden Plaza parking facility from the theater patrons. In management's opinion this increase in parking revenues will equal or exceed the subsidy on an annual basis. The parking facility is adjacent to the theater site and will be connected to the theater at grade level providing direct access to the parking facility from the theater.

    LAND SUBJECT TO HOTEL GROUND LEASE --

    SHERATON CHICAGO HOTEL & TOWERS -- During fiscal 1989, the Trust entered into a 50 year ground lease (with lessee options to extend the term 49 more years) with Tishman Realty Corporation of Cook County ("Tishman Realty") for approximately 2.3 acres of land in Cityfront Center in Chicago. Tishman Realty subsequently assigned this lease to Cityfront Hotel Associates Limited
Partnership ("Cityfront Hotel Associates"), the current lessee. The site is currently improved with a 1,200 room convention hotel called the Sheraton Chicago Hotel & Towers which opened in March 1992. The lease provides for minimum annual rental payments which are fixed at $150,000 through calendar 1994, and for payments totaling $75,000 for the six month period January 1, 1995 through June 30, 1995. The payments increase to $900,000 for the six month period July 1, 1995 through December 31, 1995, and to $2,100,000 for calendar 1996. After 1996, the base rent increases annually by the increase in the Consumer Price Index, but not less than 5% nor more than 10% per year. In addition to the base rent, percentage rent is also payable beginning July 1, 1995. Percentage rent equals the amount by which base rent is exceeded by the product obtained by multiplying gross revenues from operations by the following applicable percentages:

                             APPLICABLE PERCENTAGES

                                                                                          ROOM       FOOD     BEVERAGE    OTHER
DATE                                                                                    REVENUES   REVENUES   REVENUES   REVENUES
--------------------------------------------------------------------------------------  --------   --------   --------   --------
July 1, 1995 -- February 28, 1999.....................................................      3.50%      2.00%      3.00%      3.00%
March 1, 1999 -- February 28, 2001....................................................      3.75%      2.50%      3.25%      3.50%
March 1, 2001 -- February 28, 2003....................................................      4.00%      3.00%      3.50%      4.00%
March 1, 2003 -- February 28, 2007....................................................      4.50%      4.50%      4.50%      4.50%
March 1, 2007 and after...............................................................      5.00%      5.00%      5.00%      5.00%

    The lessee also acquired an option to purchase the land. The earliest date on which the land could be acquired pursuant to the option is July 1, 2003. The purchase option provides that the land price will be the greater of (i) $40 million at January 1, 1999 escalating thereafter by the increase in the Consumer

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(3) INVESTMENTS IN REAL ESTATE: (CONTINUED)
Price Index, but not less than 5% nor more than 10% per year or (ii) the highest annual ground rent payable during the thirty-six month period preceding the closing date divided by the following Applicable Capitalization Rates:

                                                                                                                     APPLICABLE
                                                                                                                   CAPITALIZATION
OPTION EXERCISE DATE                                                                                                    RATE
-----------------------------------------------------------------------------------------------------------------  --------------
March 1, 2003 -- February 28, 2004...............................................................................         7.5%
March 1, 2004 -- February 28, 2007...............................................................................         7.2%
March 1, 2007 -- February 29, 2008...............................................................................         7.3%
March 1, 2008 and after..........................................................................................         7.5%

    In addition, in the event the option is exercised during the twelfth operating year beginning March 1, 2003, a supplemental amount of $2.5 million will be added to the purchase price. If the option were exercised at its earliest date, March 1, 2003, the minimum purchase price which the Trust would receive is approximately $52 million.

    The Trust recognizes as rental revenue the average minimum base rent payable over the initial 50 year term of the lease. This rent increases from $150,000 in 1989 to $16.1 million in 2038. The average rent calculation also considers the minimum purchase price pursuant to the terms of the above described purchase option. Under the Trust's method of revenue recognition, the total carrying value of the land and the related accrued rent receivable will never exceed the minimum option purchase price. The annual rental income recognized on the lease is approximately $4,848,000. The cash rent received during fiscal 1995 equaled $150,000.

    The lease obligated the Trust to construct certain Phase II infrastructure prior to the opening of the hotel. These development obligations consisted primarily of Ogden Plaza and the elevated roadways adjacent to Columbus Drive and surrounding the plaza. In addition to the infrastructure obligation under the terms of the lease, the Trust also constructed the parking facility under Ogden Plaza (See Note 2). Phase II infrastructure was substantially completed in March 1992. This infrastructure was financed with the proceeds from a loan which has debt service payments which, for the first eight years, correspond to the base rent payable on the ground lease (See Note 4).

    OPTION --

    OPEN AREAS -- In December 1988, the Trust dedicated to the Chicago Park District a portion of the Ogden Slip Turning Basin and the three major open areas called for in the Planned Development Ordinance for Cityfront Center: (1) Approximately 1.3 acres of River Esplanade extending east along the north bank of the Chicago River from Columbus Drive to Lake Shore Drive; (2) Ogden Plaza, approximately 1.2 acres of land adjacent to Columbus Drive; and (3) Du Sable Park, which consists of approximately 3 acres of land east of Lake Shore Drive. The dedication restricts all of these areas for use as public parks. However, the Trust has the right and is exercising this right to lease the area under Ogden Plaza for parking. The Trust is responsible for the construction of the infrastructure as described in the Planned Development Ordinance. The Trust is obligated to contribute $600,000 for improvements to be made in Du Sable Park. These improvements are expected to be completed during calendar 1996. The Trust retained an option to lease a portion of Du Sable Park to construct and operate a public facility such as a restaurant.

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(4) MORTGAGE NOTES PAYABLE:
    At April 30, 1995, mortgage notes payable consisted of two notes secured by first mortgages on the rents from and the land under the Kraft Building, and the rents from and the land under the Sheraton Chicago Hotel & Towers. Both notes are non-recourse with respect to the Trust.

    The principal balance of the Kraft Building note issued in May 1987, was $5,812,000 at April 30, 1995. It is due in April 2016, bears interest at an annual rate of 9.5%, payable monthly, and is self-amortizing over its term. The carrying value of collateral pledged on this note at April 30, 1995 equaled $15,000.

    At April 30, 1995, the principal balance of the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers was $21,557,000. The
note is due January 1, 2005. The initial principal amount of the loan was $14,367,000 and the interest rate is 10.25%. Amounts are payable monthly, but through December 31, 1998, the debt service currently payable coincides with the ground rent due under the Sheraton lease. The difference between current interest payable and the contractual interest is added to principal. Starting in 1999, debt service will be computed on a 30 year amortization based on the then current principal balance. The carrying value of collateral pledged on this note at April 30, 1995 was $31,466,000 and consisted of land, the depreciated basis in land improvements and accrued but unbilled rent.

    On December 16, 1994, the Trust permitted the sale by foreclosure of One Michigan Avenue, an office building in Lansing, Michigan to its lender, Pacific Mutual Life Insurance Company, in full satisfaction of the note secured by One Michigan Avenue. The One Michigan Avenue note, issued in August 1987, modified in March 1994 (the "March modification") and further modified in August 1994 (the "August modification") had an interest rate of 10% and a carrying value at December 15, 1994 of $14,590,000.

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

    The Trust continued to accrue interest on the loan at the contractual rate through the effective date of the March modification agreement. Subsequent to the date of the March modification agreement and up until the date of the August modification agreement, the Trust accrued interest at a rate which applied a constant effective interest rate to the carrying amount of the note for each period from the March modification date to the maturity of the note taking into account the accrued interest to be forgiven under the March modification agreement. This constant effective interest rate was approximately 5.5%. After the August modification agreement was signed and through the date of the foreclosure sale on December 16, 1994, the Trust accrued interest on the loan at the original contractual rate of 10%. At December 15, 1994, accrued interest on this note equaled $1,477,000.

    This loan was non-recourse with respect to the Trust. Accordingly, the Trust's financial exposure was limited to the loss of the property. The Trust recognized a net loss of $1,265,000 during the third quarter of fiscal 1995 as a result of the sale by foreclosure.

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(4) MORTGAGE NOTES PAYABLE: (CONTINUED)
    Principal repayments are due on the two outstanding notes as follows during the next five years:

FISCAL YEAR                                                                                                                AMOUNT
------------------------------------------------------------------------------------------------------------------------  --------
1996....................................................................................................................  $ 92,000
1997....................................................................................................................   101,000
1998....................................................................................................................   111,000
1999....................................................................................................................   160,000
2000....................................................................................................................   256,000

    REVOLVING CREDIT FACILITY --

    On December 23, 1994, the Trust entered into a revolving credit agreement with First Bank, N.A. The agreement has a three year term and provides for a maximum commitment by the lender of $20,000,000. The agreement is secured by the Cityfront Place Mid-Rise. Initially the Trust borrowed $4,000,000 of the available credit and used the proceeds to retire the $4,000,000 Cityfront Place Mid-Rise note issued February 25, 1992. During the fourth quarter of fiscal 1995, the Trust repaid the $4,000,000 initially advanced under the credit facility using available cash and cash equivalents and investments available for sale. Accordingly, at April 30, 1995, the full amount of the facility is available. Interest only, based on LIBOR plus 135 basis points, is due monthly on the amount advanced under the revolving credit agreement. The carrying value of collateral pledged on this revolving credit agreement at April 30, 1995 equaled $47,700,000.

(5) SHAREHOLDERS' EQUITY:
    On July 20, 1988, the Board of Trustees of the Trust declared a dividend of one Right for each common share of the Trust entitling the holder to purchase from the Trust one common share at a price of $75.00 per share, subject to adjustment. The Rights are not exercisable until a date (the "Distribution Date") ten days after a person (or group of affiliated persons) acquires 25% or more of the common shares and thereby becomes an "Acquiring Person" or announces its intention to make a tender offer which would result in the beneficial ownership by a person of greater than 30% of the Trust's common shares. If the Distribution Date has occurred and a person becomes an Acquiring Person, each holder of a Right, other than the Rights held by the Acquiring Person, will, thereafter, have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. The Rights may be redeemed in whole at a price of one cent per Right by the Board of Trustees at any time until ten days following the public announcement that a person has become an Acquiring Person, and any exercise of the Rights is subject to such redemption right.

    Included in undistributed income before net gain from the sale of real estate properties is approximately $2,385,000, representing total retained earnings at January 22, 1962, the date on which The Chicago Dock and Canal Company converted to a REIT.

    In order to retain its status as a qualified real estate investment trust, the Trust is required to distribute at least 95% of taxable ordinary income computed in accordance with Federal income tax laws and regulations. The amount of taxable income differs from reported net income due to differences in the treatment of certain items for tax and financial reporting purposes. Dividends paid may be applied to

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(5) SHAREHOLDERS' EQUITY: (CONTINUED)
different fiscal years for tax and financial reporting purposes.

    The following analysis reconciles reported net loss for fiscal 1995 to estimated taxable loss for that period:

                                                                                                                         PER
                                                                                                             TOTAL      SHARE
                                                                                                           ----------   ------
                                                                                                           (IN 000'S)
Net loss per statement of income.........................................................................   $  (814)    $  (.14)
Adjustments required to determine taxable income--
  Book to tax adjustment on property transactions........................................................    10,037        1.73
  Net operating loss carry forward from prior years......................................................    (7,129)      (1.23)
  Accrued rent on hotel ground lease.....................................................................    (4,698)       (.81)
  Book depreciation in excess of tax.....................................................................     1,388        .24
  Environmental remediation expense......................................................................       750        .13
  Other, net.............................................................................................      (381)       (.07)
                                                                                                           ----------   ------
Taxable loss.............................................................................................   $  (847)    $  (.15)
                                                                                                           ----------   ------
                                                                                                           ----------   ------

    The tax status of dividends for Federal income tax purposes for each of the last three fiscal years was:

                                                      FISCAL YEAR
                                                    ----------------
                                                    1995  1994  1993
                                                    ----  ----  ----
  Ordinary income.................................  $--   $.04  $--
  Capital gain....................................   .04   --    .25
                                                    ----  ----  ----
    Total.........................................  $.04  $.04  $.25
                                                    ----  ----  ----
                                                    ----  ----  ----

(6) RELATED-PARTY TRANSACTIONS:
    The Trust incurred legal fees of approximately $209,000, $309,000 and $220,000, with the law firm of Wilson & McIlvaine for services rendered in fiscal 1995, 1994 and 1993, respectively. Frank A. Reichelderfer, who retired as the Secretary of the Trust on September 23, 1992, is a former partner in Wilson & McIlvaine. Michael F. Csar, who has served as Secretary or Assistant Secretary of the Trust since 1992, is a partner in Wilson & McIlvaine.

    The Trust incurred management fees of approximately $109,000, $108,000 and $88,000, with the Habitat Company, for property management services for the Mid-Rise, in fiscal 1995, 1994 and 1993, respectively, pursuant to a long term management agreement with the Habitat Company. The Habitat Company is substantially owned by Daniel E. Levin, a partner in LCD Partnership ("LCD"), along with the Trust's wholly owned subsidiary, CDCT Residence Corporation. LCD entered into a joint venture, NSJV, with Northwestern Mutual Life Insurance Company. NSJV, which owns the High-Rise, retained the Habitat Company to provide property management services for the High-Rise. NSJV incurred management fees for the High-Rise of approximately $166,000, $157,000 and $102,000 for the years ended December 31, 1994, 1993 and 1992, respectively. The Habitat Company has retained LCD to provide consulting services regarding operation of the High-Rise and incurred fees of approximately $41,000, $39,000 and $26,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(7) FUTURE MINIMUM RENTALS:
    The following is a schedule of minimum lease payments receivable under operating leases signed as of April 30, 1995 that have initial or noncancelable lease terms in excess of one year, reported on a cash basis:

Fiscal Year --
  1996.............................................................................  $   3,974,000
  1997.............................................................................      4,101,000
  1998.............................................................................      3,736,000
  1999.............................................................................      3,436,000
  2000.............................................................................      3,482,000
  Thereafter.......................................................................    301,082,000
                                                                                     -------------
                                                                                     $ 319,811,000
                                                                                     -------------
                                                                                     -------------

    In addition to the above listed amounts, certain tenants are required to pay a portion of executory costs, including real estate taxes, insurance, maintenance and other operating expenses. Real estate taxes payable by all tenants under "net" leases, which are reflected as both revenue and expense, were $6,864,000, $4,168,000 and $4,945,000, in fiscal years 1995, 1994 and 1993, respectively.

    Revenues recognized during fiscal 1995 from Cityfront Hotel Associates for average minimum base rent and real estate taxes payable were $4,848,000 and $5,524,000, respectively, for a total of $10,372,000 or 46% of total revenues of $22,389,000. In management's opinion the collection of this lease obligation is reasonably assured, given that the Trust's interest in the land is not subordinated to any of the debt or equity invested in the improvements. Accordingly, the Trust will either collect the rent due under the lease, or in the case of a default and termination of the lease, succeed to ownership of the improvements not subject to any of the debt. Gross revenues from operations of the hotel equaled $58 million during calendar 1994 and $54 million during calendar 1993. Average occupancy during calendar 1994 equaled 68% and during calendar 1993 equaled 65%.

    The following tenants comprise a significant amount of the total minimum rentals disclosed above (See Note 3):

                                                                                       AMOUNT        PERCENT
                                                                                    -------------  ------------
Cityfront Hotel Associates (Sheraton Chicago Hotel & Towers)......................  $ 301,017,000         94.1%
Kraft.............................................................................     13,440,000          4.2%
                                                                                    -------------        ---
                                                                                    $ 314,457,000         98.3%
                                                                                    -------------        ---
                                                                                    -------------        ---

(8) EMPLOYEE STOCK OPTIONS:
    At April 30, 1995, there are outstanding, under both incentive and non-qualified plans, options to purchase 423,276 shares of Beneficial Interest which were granted to certain key employees. The exercise prices of the options range from $9.00 to $24.75 per share, which represent the fair market values at the dates of grant. Generally, the non-qualified options have a term of 20 years and are exercisable at the rate of 10% per year starting one year from the date of grant. Incentive stock options have a term of 10 years and are exercisable at the rate of 20% per year starting one year from the date

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(8) EMPLOYEE STOCK OPTIONS: (CONTINUED)
of grant.

    On April 14, 1993, the Trust amended the employment agreements for Messrs. Gardner and Tinkham allowing up to 20% of stipulated cash compensation to be paid in stock options in lieu of cash at the discretion of the Trust. On May 2, 1995, for fiscal year 1996, options to purchase 20,316 and 8,804 shares were granted to Messrs. Gardner and Tinkham, respectively, in lieu of cash pursuant to the terms of The Chicago Dock and Canal Trust 1993 Employees' Stock Option Plan. Twenty-five percent of these options first become exercisable quarterly in the applicable fiscal year, starting August 1, and the options have a term of 20 years. During fiscal year 1995, 20% of stipulated cash compensation for Messrs. Gardner and Tinkham was replaced with options to purchase 22,588 and 9,788 shares, respectively. During fiscal year 1994, 20% of stipulated cash compensation for Messrs. Gardner and Tinkham was replaced with options to purchase 24,000 and 10,400 shares, respectively.

    At April 30, 1995, no options have been exercised; options granted pursuant to all plans covering 228,038 shares had vested and were exercisable.

(9) TRUSTEE STOCK OPTIONS:
    At April 30, 1995, there are outstanding options to purchase 25,500 shares of Beneficial Interest which, were granted to non-employee Trustees pursuant to The Chicago Dock and Canal Trust 1988 Trustees' Stock Option Plan. The exercise prices of the options range from $9.00 to $25.00 per share, which represent the fair market values at the dates of grant. The options generally become exercisable one year after their grant except in the case of death or qualified retirement of a Trustee, in which case they become exercisable immediately.

    On April 12, 1995, the Trustees unanimously voted to replace the annual cash retainer for fiscal 1996 with the grant of Trustee stock options pursuant to The Chicago Dock and Canal Trust 1993 Trustees' Stock Option Plan. Each Trustee received a grant to acquire 3,676 shares at $10.875 per share, the market price on the date of grant. During fiscal years 1995 and 1994, stock options also replaced the annual cash retainer for the Trustees at exercise prices equal to the market price on the dates of grant. Each Trustee received a grant to acquire 3,764 shares at $10.625 per share during fiscal year 1995 and 4,000 shares at $10.00 per share during fiscal year 1994. Twenty-five percent of these options first become exercisable quarterly, in the applicable fiscal year, starting May 1, and the options have a term of 20 years.

    At April 30, 1995, no options have been exercised; options granted and outstanding pursuant to both plans equaled 114,138, of which 80,730 shares were exercisable.

(10) SHORT-TERM INVESTMENTS -- RESTRICTED:
    During the fourth quarter of fiscal 1994, the Trust placed $1,000,000 into an escrow account as part of the loan modification agreement (subsequently amended) entered into with the lender of the loan secured by the property at One Michigan Avenue. On December 16, 1994, the Trust permitted the sale by foreclosure of One Michigan Avenue to its lender, Pacific Mutual Life Insurance Company, and the funds in the escrow were returned to the Trust during the third quarter of fiscal 1995.

    As a requirement of the revolving credit agreement entered into by the Trust on December 23, 1994 with First Bank, N.A., the Trust agreed to make monthly payments into an escrow account. This account funds the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At April 30, 1995,

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         APRIL 30, 1995, 1994 AND 1993

(10) SHORT-TERM INVESTMENTS -- RESTRICTED: (CONTINUED) the balance in this account equaled $130,000.

(11) ENVIRONMENTAL REMEDIATION COSTS:
    In June 1993, the U.S. Environmental Protection Agency (the "EPA") conducted preliminary surface tests on a 2.8 acre site currently used as a surface parking lot (the "Tested Site"). The Tested Site was examined because thorium, a radioactive element, may have been used on the Tested Site earlier in the century by a former tenant, in a building which was demolished in the mid 1930's after the expiry of the tenant's lease.

    In January 1994, the Trust entered into a consent order with the EPA regarding preliminary testing to be performed on the Tested Site. Initial on-site tests were conducted pursuant to that order in May 1994 and laboratory analysis was completed on the samples in June 1994. The results of the tests indicate one concentrated area which appears to be contaminated by thorium, and other scattered areas on the Tested Site with significantly lower levels of contamination. The most contaminated area is within the footprint of the building previously occupied by the former tenant. The Trust submitted the results of the testing to the EPA in September 1994. The EPA is currently evaluating the results of these tests.

    The Trust's consultants have prepared cost estimates to remediate the contaminated areas on the Tested Site which range from $1 million to $5 million, with $3.5 million representing the most likely amount. That range of costs is estimated based on the results of surface measurements and the analysis of samples gathered from nine borings taken on the site. While these tests were made pursuant to the consent order with the EPA, additional conditions may exist on the site which would be discovered only upon excavation.

    On August 11, 1995, the Trust entered into an agreement with Kerr-McGee Chemical Corporation ("KMCC"), the successor to a former tenant of the Tested Site, regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC will be responsible for the remediation of the Tested Site and the Trust has the obligation to reimburse KMCC for 25% of the cost of remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000. Legal counsel has advised the Trust that it may have claims for coverage for some or all of its share of the remediation costs under its current or prior insurance policies.

    The EPA has not made a ruling on whether current remediation will be required nor the form or scope of such remediation. At the latest, the Tested Site will be remediated when redevelopment occurs. The remediation will most likely be in the form of excavation and disposal of the soil in specified disposal areas. It is probable that the Trust and/or KMCC will enter into a subsequent consent order regarding remediation.

    In the fourth quarter of fiscal 1995, the Trust recorded environmental remediation expense of $1,035,000 based upon the resolution of accounting and other issues related to environmental remediation costs of property held for development and the execution of the Reimbursement Agreement with KMCC. This amount includes the Trust's share of testing and legal costs related to the Tested Site through April 30, 1995, plus $750,000, which is the maximum reimbursement obligation of the Trust pursuant to the terms of the Reimbursement Agreement. This amount excludes the amount of the potential claims for some or all of the Trust's share of the remediation costs under the Trust's current or prior insurance policies.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

To the Shareholders and Trustees of
 The Chicago Dock and Canal Trust:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES included in this Form 10-K, and have issued our report thereon dated August 14, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental schedule III is the responsibility of the Trust's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
August 14, 1995

                                                                    SCHEDULE III

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              AS OF APRIL 30, 1995

                                                              INITIAL COST
                                                         -----------------------     COST SUBSEQUENT TO
                                                          LAND AND    BUILDINGS         ACQUISITION
                                                            LAND         AND      ------------------------
                                                          IMPROVE-    IMPROVE-     IMPROVE-     CARRYING
              DESCRIPTION                 ENCUMBRANCES     MENTS        MENTS        MENTS        COSTS
----------------------------------------  ------------   ----------  -----------  -----------  -----------
Office Complexes-
  Lincoln Garden
  2901 West Busch Boulevard
  Tampa, Florida........................      --         $1,600,000  $ 5,200,041  $   610,355      --
  Waterplace Park
  8925-9011 N. Meridian St.
  Indianapolis, Indiana.................      --          1,400,000    6,300,000      925,808      --
Apartment Complex-
  Cityfront Place Mid-Rise
  440-480 North McClurg Court
  Chicago, Illinois.....................      --            214,428   52,593,152      196,074      --
Parking Facility-
  Ogden Plaza
  300 East North Water Street
  Chicago, Illinois.....................      --             --        2,762,698       40,471      --
Ground lease (Hotel)-
  Sheraton Chicago Hotel & Towers
  301 East North Water Street
  Chicago, Illinois.....................   21,557,146       643,284      --         5,562,854      343,100
Investment in LCD Partnership (66 2/3%
 partnership interest) LCD Partnership
 has 50% partnership interest in New
 Street Joint Venture which owns:
Apartment Building -
  Cityfront Place High-Rise
  400 North McClurg Court
  Chicago, Illinois (1).................      --          1,689,161      --           --        (3,045,359)
Land and land improvements held for
 development: approximately 15 acres in
 Chicago, Illinois, boundaries being the
 Chicago River on the South, Grand
 Avenue on the North, Lake Shore Drive
 and the Ogden Slip Turning Basin on the
 East and Columbus Drive on the West....    5,812,372     3,052,228      --        11,910,507    1,953,334
                                          ------------   ----------  -----------  -----------  -----------
    Total (2)...........................  $27,369,518    $8,599,101  $66,855,891  $19,246,069  $  (748,925)
                                          ------------   ----------  -----------  -----------  -----------
                                          ------------   ----------  -----------  -----------  -----------


                                           GROSS AMOUNT AT APRIL
                                                  30, 1995             GROSS
                                          ------------------------   AMOUNT AT
                                           LAND AND     BUILDINGS    APRIL 30,
                                             LAND          AND         1995
                                           IMPROVE-     IMPROVE-    -----------  ACCUMULATED    DATE OF       DATE
              DESCRIPTION                    MENTS        MENTS        TOTAL     DEPRECIATION CONSTRUCTION  ACQUIRED
----------------------------------------  -----------  -----------  -----------  -----------  ------------  --------
Office Complexes-
  Lincoln Garden
  2901 West Busch Boulevard
  Tampa, Florida........................  $ 1,600,000  $ 5,810,396  $ 7,410,396  $1,559,846       1981      7/31/86
  Waterplace Park
  8925-9011 N. Meridian St.
  Indianapolis, Indiana.................    1,400,000    7,225,808    8,625,808   1,931,224       1980      9/30/86
Apartment Complex-
  Cityfront Place Mid-Rise
  440-480 North McClurg Court
  Chicago, Illinois.....................      214,428   52,789,226   53,003,654   5,303,855       1991      12/17/91
Parking Facility-
  Ogden Plaza
  300 East North Water Street
  Chicago, Illinois.....................      --         2,803,169    2,803,169     251,269       1992      3/01/92
Ground lease (Hotel)-
  Sheraton Chicago Hotel & Towers
  301 East North Water Street
  Chicago, Illinois.....................    6,549,238      --         6,549,238     922,594        --       12/31/85
Investment in LCD Partnership (66 2/3%
 partnership interest) LCD Partnership
 has 50% partnership interest in New
 Street Joint Venture which owns:
Apartment Building -
  Cityfront Place High-Rise
  400 North McClurg Court
  Chicago, Illinois (1).................   (1,356,198)     --        (1,356,198)     --            --       8/31/89
Land and land improvements held for
 development: approximately 15 acres in
 Chicago, Illinois, boundaries being the
 Chicago River on the South, Grand
 Avenue on the North, Lake Shore Drive
 and the Ogden Slip Turning Basin on the
 East and Columbus Drive on the West....   16,916,069      --        16,916,069   1,668,985        --       12/31/85
                                          -----------  -----------  -----------  -----------
    Total (2)...........................  $25,323,537  $68,628,599  $93,952,136  $11,637,773
                                          -----------  -----------  -----------  -----------
                                          -----------  -----------  -----------  -----------

----------------------------------------
NOTES:

(1) Initial cost represents the carrying value of assets contributed to LCD Partnership as of August 31, 1989, the date of formation of LCD. Costs subsequent to acquisition include net distributions from LCD to the Trust of $45,798 and the Trust's Equity in Net Loss of LCD Partnership of $2,999,561 most of which represents the development loss from New Street Joint Venture during the period from opening of the High-Rise, July 1, 1991 to December 31, 1994.

(2)  Aggregate   basis  for   Federal  income  tax   purposes  is  approximately
     $49,000,000.

                                                                    SCHEDULE III
                                                                       CONTINUED

                                                                       LAND AND LAND  BUILDINGS AND
                                                                       IMPROVEMENTS   IMPROVEMENTS       TOTAL
                                                                       -------------  -------------  -------------
Real estate-
  Balance at April 30, 1992..........................................   $29,170,405    $89,118,081   $ 118,288,486
    Additions during the year........................................       327,350        627,304         954,654
    Deductions of property transferred (1)...........................    (1,345,437)      (559,256)     (1,904,693)
                                                                       -------------  -------------  -------------
  Balance at April 30, 1993..........................................    28,152,318     89,186,129     117,338,447
    Additions during the year........................................       259,900        343,488         603,388
    Deductions of property transferred (1)...........................      (530,238)      (842,789)     (1,373,027)
                                                                       -------------  -------------  -------------
  Balance at April 30, 1994..........................................    27,881,980     88,686,828     116,568,808
    Additions during the year........................................       158,458        940,074       1,098,532
    Deductions of property transferred (1)...........................    (2,716,901)   (20,998,303)    (23,715,204)
                                                                       -------------  -------------  -------------
  Balance at April 30, 1995..........................................   $25,323,537    $68,628,599   $  93,952,136
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Accumulated depreciation-
  Balance at April 30, 1992..........................................                                $   8,131,041
    Add-Depreciation charged to expense during period (2)............                                    3,414,136
    Deduct-assets transferred........................................                                     (535,794)
                                                                                                     -------------
  Balance at April 30, 1993..........................................                                   11,009,383
    Add-Depreciation charged to expense during period (2)............                                    3,373,373
    Deduct-assets transferred........................................                                     (842,789)
                                                                                                     -------------
  Balance at April 30, 1994..........................................                                   13,539,967
    Add-Depreciation charged to expense during period (2)............                                    3,181,826
    Deduct-assets transferred........................................                                   (5,084,020)
                                                                                                     -------------
  Balance at April 30, 1995..........................................                                $  11,637,773
                                                                                                     -------------
                                                                                                     -------------

------------------------------
Note (1) Includes the Trust's Equity in Net Loss of LCD Partnership of $475,571,
         $530,238  and   $1,217,719  during   fiscal   1995,  1994   and   1993,
         respectively.
Note  (2) Developed  properties and infrastructure  improvements are depreciated over 35 years or their remaining estimated useful lives, using the straight-line method of depreciation. Depreciation of leasehold improvements is computed using the straight-line method over the terms of the related leases and commences when the improvements are placed in service.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

    Incorporated herein by reference from the Trust's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 5, 1995. Information concerning the Executive Officers is included in Part I on page 14.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Trust's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 5, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Trust's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 5, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Trust's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 5, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.  FINANCIAL STATEMENTS

         The financial statements listed in the accompanying index to financial statements on page 49 are filed as part of this annual report.

    2.  FINANCIAL STATEMENT SCHEDULES

        The financial statement schedule listed in the accompanying index to financial statements on page 49 is filed as part of this annual report.

    3.  EXHIBITS

        The exhibits listed in the accompanying index to exhibits on pages 50-51 are filed as part of this annual report.

(B)     REPORTS ON FORM 8-K

A Form 8-K was filed February 9, 1995 by the Trust reporting the sale of a parcel of land containing approximately 41,000 square feet, located in Cityfront Center to the Chicago Music and Dance Theater, Inc.

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENTS SCHEDULES
                                  (ITEM 14(A))

                                                                                                                PAGE
                                                                                                                -----
Report of independent public accountants...................................................................          27
Consolidated balance sheets as of April 30, 1995 and 1994..................................................          28
Consolidated statements of income for each of the three years in the period ended April 30, 1995...........          29
Consolidated statements of cash flows for each of the three years in the period ended April 30, 1995.......          30
Consolidated statements of shareholders' equity for each of the three years in the period ended April 30,
 1995......................................................................................................          31
Notes to consolidated financial statements.................................................................          32
Schedule as of April 30, 1995:
    III-Real estate and accumulated depreciation...........................................................          46

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

               THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                               INDEX TO EXHIBITS
                                  (ITEM 14(A))

DESCRIPTION
      3    Articles of Incorporation.
      3.1  Declaration of Trust (as amended September 16, 1986) incorporated herein by reference to Exhibit 3.1 to
           Form 10-K dated July 29, 1987 and further amended September 19, 1989 incorporated herein by reference to
           Appendices A through C of the Trust's definitive proxy statement dated August 7, 1989 and further amended
           September 22, 1993 incorporated herein by reference to Appendix A of the Trust's definitive proxy statement dated August 9, 1993 (Commission File No. 0-13804).
      4    Instruments Defining the Rights of Security Holders and Holders of Long-Term Debt.
      4.1  Promissory Note, dated May 29, 1987 between The Chicago Dock and Canal Trust and Pacific Mutual Life
           Insurance Company and related mortgage and assignment documents will be filed in accordance with Item
           601(b)(4)(iii) of Regulation S-K if so requested by the Commission.
      4.2  Rights Agreement dated as of July 20, 1988 between The Chicago Dock and Canal Trust and Harris Trust and
           Savings Bank is incorporated herein by reference to the Form 8-K, dated July 8, 1988 (Commission File No.
           0-13804).
      4.3  Promissory Note dated December 27, 1990 between The Chicago Dock and Canal Trust and National Home Life
           Assurance Company and related guaranty, mortgage and assignment documents are incorporated herein by reference to Exhibit 4.5 to Form 10-K dated July 29, 1991 (Commission File No. 0-13804).
      4.4  Revolving Credit Agreement dated December 23, 1994 between The Chicago Dock and Canal Trust and First Bank
           N.A. and related promissory note, mortgage and assignment documents are filed herewith.
     10    Material Contracts.
     10.1  The Chicago Dock and Canal Trust 1982 Employees' Stock Option Plan, as amended and restated effective April
           10, 1991, is incorporated herein by reference to Appendix B of the Trust's 1991 definitive proxy statement dated August 9, 1991 (Commission File No. 0-13804).
     10.2  The Chicago Dock and Canal Trust 1986 Employees' Stock Option Plan, as amended and restated effective April
           10, 1991, is incorporated herein by reference to Appendix C of the Trust's 1991 definitive proxy statement dated August 9, 1991 (Commission File No. 0-13804).
     10.3  The Chicago Dock and Canal Trust 1988 Employees' Stock Option Plan, as amended and restated effective April
           10, 1991, is incorporated herein by reference to Appendix D of the Trust's 1991 definitive proxy statement dated August 9, 1991 (Commission File No. 0-13804).
     10.4  The Chicago Dock  and Canal  Trust 1988  Trustees' Stock Option  Plan, as  amended September  22, 1993,  is incorporated herein by reference to Appendix D of the Trust's definitive proxy statement

DESCRIPTION
           dated August 9, 1993 (Commission File No. 0-13804).
     10.5  The Chicago Dock and Canal Trust 1991 Employees' Stock Option Plan is incorporated herein by reference to
           Appendix A of the Trust's 1991 definitive proxy statement dated August 9, 1991 (Commission File No.
           0-13804).
     10.6  Supplemental Executive Retirement Plan dated January 1, 1986 is incorporated herein by reference to Exhibit
           10.6 to Form 10-K dated July 29, 1987 (Commission File No. 0-13804).
     10.7  Employment Agreement between the Trust and Charles R. Gardner dated April 14, 1993, is incorporated herein by reference to Exhibit 10.7 to Form 10-K filed July 29, 1993 (Commission File No. 0-13804).
     10.8  Employment Agreement between the Trust and David R. Tinkham dated April 14, 1993, is incorporated herein by reference to Exhibit 10.8 to Form 10-K filed July 29, 1993 (Commission File No. 0-13804).
     10.9  Amendments effective May 1, 1993 to the Supplemental Executive Retirement Plan dated January 1, 1986, are incorporated herein by reference to Exhibit 10.9 to Form 10-K filed July 29, 1993 (Commission File No.
           0-13804).
    10.10  The Chicago Dock and Canal Trust 1993 Trustees' Stock Option Plan is incorporated herein by reference to
           Appendix C of the Trust's 1993 definitive proxy statement dated August 9, 1993 (Commission File No.
           0-13804) .
    10.11  The Chicago Dock and Canal Trust 1993 Employees' Stock Option Plan is incorporated herein by reference to
           Appendix B of the Trust's 1993 definitive proxy statement dated August 9, 1993 (Commission File No.
           0-13804).
    10.12  Letter agreement among the Trust, Private Capital Management, Inc. and Mr. Bruce Sherman is incorporated herein by reference to Exhibit 1 to the Form 8-K dated April 27, 1994 (Commission File No. 0-13804).
    10.13  Amendment to Employment Agreement between the Trust and Charles R. Gardner dated July 19, 1995 is filed herewith.
    10.14  Amendment to Employment Agreement between the Trust and David R. Tinkham dated July 19, 1995 is filed herewith.
    10.15  Agreement between the Trust and Kerr-McGee Chemical Corporation dated August 11, 1995 is filed herewith.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                          THE CHICAGO DOCK AND CANAL TRUST

                                          By        /s/ CHARLES R. GARDNER

                                            ------------------------------------
                                             Charles R. Gardner, President and
                                                Trustee (Principal Executive
                                                          Officer)

                                          Date _________August 14, 1995_________

                                          By         /s/ DAVID R. TINKHAM

                                            ------------------------------------
                                              David R. Tinkham, Vice President
                                               (Principal Financial Officer)

                                          Date _________August 14, 1995_________

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated:

                                         /s/ KENNETH S. AXELSON
       ------------------------------------------------------------------------------------------         Date August 14, 1995
                                      Kenneth S. Axelson, Trustee

                                    /s/ EDWARD MCCORMICK BLAIR, JR.
       ------------------------------------------------------------------------------------------         Date August 14, 1995
                                  Edward McCormick Blair, Jr., Trustee

                                       /s/ PETER J.P. BRICKFIELD
       ------------------------------------------------------------------------------------------         Date August 14, 1995
                                     Peter J.P. Brickfield, Trustee

                                      /s/ OGDEN MCCLURG HUNNEWELL
       ------------------------------------------------------------------------------------------         Date August 14, 1995
                                    Ogden McClurg Hunnewell, Trustee

                                       /s/ GEORGE A. RANNEY, JR.
       ------------------------------------------------------------------------------------------         Date August 14, 1995
                                     George A. Ranney, Jr., Trustee

                                        /s/ CHARLES N. SEIDLITZ
       ------------------------------------------------------------------------------------------         Date August 14, 1995
                                      Charles N. Seidlitz, Trustee

                                        /s/ NANCY W. TROWBRIDGE
       ------------------------------------------------------------------------------------------         Date August 14, 1995
                                      Nancy W. Trowbridge, Trustee

                                         /s/ ROBERT E. WOOD II
       ------------------------------------------------------------------------------------------         Date August 14, 1995
                                       Robert E. Wood II, Trustee