Form 10-K405/A
period 1995-04-30
CHICAGO DOCK & CANAL TRUST
filed 1995-08-17
CIK 774658

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                 FORM 10-K405/A

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



DESCRIPTION
     27    Financial Data Schedule for the fiscal year ended April 30, 1995 is filed herewith.

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


                                          Date _________August 17, 1995_________


                                          By         /s/ DAVID R. TINKHAM

                                            ------------------------------------
                                              David R. Tinkham, Vice President
                                               (Principal Financial Officer)


                                          Date _________August 17, 1995_________


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated:


                                         /s/ KENNETH S. AXELSON
       ------------------------------------------------------------------------------------------         Date August 17, 1995
                                      Kenneth S. Axelson, Trustee

                                    /s/ EDWARD MCCORMICK BLAIR, JR.
       ------------------------------------------------------------------------------------------         Date August 17, 1995
                                  Edward McCormick Blair, Jr., Trustee

                                       /s/ PETER J.P. BRICKFIELD
       ------------------------------------------------------------------------------------------         Date August 17, 1995
                                     Peter J.P. Brickfield, Trustee

                                      /s/ OGDEN MCCLURG HUNNEWELL
       ------------------------------------------------------------------------------------------         Date August 17, 1995
                                    Ogden McClurg Hunnewell, Trustee

                                       /s/ GEORGE A. RANNEY, JR.
       ------------------------------------------------------------------------------------------         Date August 17, 1995
                                     George A. Ranney, Jr., Trustee

                                        /s/ CHARLES N. SEIDLITZ
       ------------------------------------------------------------------------------------------         Date August 17, 1995
                                      Charles N. Seidlitz, Trustee

                                        /s/ NANCY W. TROWBRIDGE
       ------------------------------------------------------------------------------------------         Date August 17, 1995
                                      Nancy W. Trowbridge, Trustee

                                         /s/ ROBERT E. WOOD II
       ------------------------------------------------------------------------------------------         Date August 17, 1995
                                       Robert E. Wood II, Trustee