Form 10-Q
period 1995-07-31
CHICAGO DOCK & CANAL TRUST
filed 1995-09-14
CIK 774658

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.    20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED JULY 31, 1995    COMMISSION FILE NO. 0-13804

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

  455 EAST ILLINOIS STREET, SUITE 565
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


                          YES   X           NO
                              -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON SHARES OF BENEFICIAL INTEREST - NO PAR VALUE PER SHARE, 5,783,800 SHARES OUTSTANDING ON SEPTEMBER 14, 1995.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)


                                                                 JULY 31,        APRIL 30,
                                                                   1995            1995
                                                                ----------      ----------
                                                                      (IN THOUSANDS)
INVESTMENT IN REAL ESTATE, at cost:
  DEVELOPED PROPERTIES                                            $70,446         $70,487
  LAND AND LAND IMPROVEMENTS
    HELD FOR DEVELOPMENT                                           16,939          16,916
  LAND SUBJECT TO HOTEL
    GROUND LEASE                                                    6,549           6,549
  LESS:ACCUMULATED
    DEPRECIATION AND AMORTIZATION                                 (12,317)        (11,638)
                                                                ----------      ----------
      NET INVESTMENT IN REAL ESTATE                                81,617          82,314
                                                                ----------      ----------

OTHER ASSETS:
  CASH AND CASH EQUIVALENTS                                           433             344
                                                                ----------      ----------
  INVESTMENTS AVAILABLE FOR SALE, AT COST
    (APPROXIMATE MARKET VALUE OF $4,462
    AT JULY 31, 1995)                                               4,419           3,725
                                                                ----------      ----------
  SHORT TERM INVESTMENTS-RESTRICTED,
    (APPROXIMATE MARKET VALUE OF $429
    AT JULY 31, 1995)                                                 429             130
                                                                ----------      ----------

SECURITY DEPOSIT CASH                                               1,603           1,330
                                                                ----------      ----------

RECEIVABLES:
  TENANTS (INCLUDING $26,919 OF ACCRUED
    BUT UNBILLED RENTS AT JULY 31, 1995)                           27,330          26,193
  REAL ESTATE TAXES PAYABLE BY LESSEES                              7,384           5,828
  LAND IMPROVEMENTS                                                 1,388           1,388
  INTEREST                                                             59              91
  OTHER                                                               478             506
                                                                ----------      ----------
                                                                   36,639          34,006
                                                                ----------      ----------
OTHER ASSETS, NET                                                   1,319           1,427
                                                                ----------      ----------
                                                                 $126,459        $123,276
                                                                ----------      ----------
                                                                ----------      ----------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                              JULY 31,        APRIL 30,
                                                                1995            1995
                                                             ----------      ----------
                                                                   (IN THOUSANDS)
LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    REAL ESTATE TAXES                                          $5,830           $4,882
    REAL ESTATE TAXES PAYABLE BY LESSEES                        7,384            5,828
    ACCRUED ENVIRONMENTAL REMEDIATION COSTS                       750              750
    OTHER                                                       1,603            1,492
  CASH DIVIDENDS PAYABLE                                           58               58
  MORTGAGE NOTES PAYABLE                                       27,866           27,369
                                                            ----------       ----------
      TOTAL LIABILITIES                                        43,491           40,379
                                                            ----------       ----------

SHAREHOLDERS' EQUITY:
  COMMON SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 20,000,000 AUTHORIZED,
    5,944,200 ISSUED                                            3,101            3,101
                                                            ----------       ----------

  PREFERRED SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 1,000,000 AUTHORIZED,
    NONE ISSUED                                                     0                0
                                                            ----------       ----------
  UNDISTRIBUTED INCOME BEFORE NET GAIN FROM
    THE SALE OF REAL ESTATE PROPERTIES                          7,941            7,870

  UNDISTRIBUTED NET GAIN FROM THE SALE
    OF REAL ESTATE PROPERTIES                                  72,545           72,545
                                                            ----------       ----------
  TOTAL UNDISTRIBUTED NET INCOME                               80,486           80,415
                                                            ----------       ----------
LESS:
  TREASURY SHARES OF BENEFICIAL INTEREST,
    AT COST-160,400 SHARES                                       (619)            (619)
                                                            ----------       ----------
      TOTAL SHAREHOLDERS' EQUITY                               82,968           82,897
                                                            ----------       ----------
                                                             $126,459         $123,276
                                                            ----------       ----------
                                                            ----------       ----------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             THREE MONTHS     THREE MONTHS
                                                                ENDED            ENDED
                                                               JULY 31,         JULY 31,
                                                                 1995             1994
                                                             ------------     ------------

                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES:

  REVENUE FROM RENTAL PROPERTY                                    $3,508           $3,956
  REAL ESTATE TAXES PAYABLE BY LESSEES                             1,841            1,886
                                                             ------------     ------------
      TOTAL REVENUES                                               5,349            5,842
                                                             ------------     ------------
EXPENSES:

  REAL ESTATE TAXES                                                  729              788
  REAL ESTATE TAXES PAYABLE BY LESSEES                             1,841            1,886
  PROPERTY OPERATING EXPENSES                                        706              846
  GENERAL AND ADMINISTRATIVE                                         462              409
  DEPRECIATION AND AMORTIZATION                                      750              926
  INTEREST EXPENSE                                                   715              913
                                                             ------------     ------------
      TOTAL EXPENSES                                               5,203            5,768
                                                             ------------     ------------
      OPERATING INCOME                                               146               74

INVESTMENT AND OTHER INCOME                                           86               76
EQUITY IN NET LOSS OF LCD PARTNERSHIP                               (103)            (141)
                                                             ------------     ------------

      NET INCOME                                                    $129               $9
                                                             ------------     ------------
                                                             ------------     ------------
EARNINGS PER SHARE                                                 $0.02            $0.00
                                                             ------------     ------------
                                                             ------------     ------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
AN INTEGRAL PART OF THESE STATEMENTS.

                      THE CHICAGO DOCK AND CANAL TRUST
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                              THREE MONTHS   THREE MONTHS
                                                                                 ENDED          ENDED
                                                                                JULY 31,       JULY 31,
                                                                                  1995           1994
                                                                              ------------   ------------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                         $129             $9
  ADD (DEDUCT)-ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                                   750            926
      EFFECT OF AVERAGING RENTAL REVENUE                                           (1,037)        (1,175)
      EQUITY IN NET LOSS OF LCD PARTNERSHIP                                           103            141
      CHANGES IN RECEIVABLES                                                       (1,869)        (1,802)
      CHANGES IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                              2,615          3,078
      DIFFERENCE BETWEEN CURRENT INTEREST PAYABLE AND CONTRACTUAL INTEREST            519            443
      AMORTIZATION OF LOAN FEES                                                        20             24
      OTHER                                                                            39             47
                                                                              ------------   ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                         1,269          1,691
                                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS                        (694)           (90)
      NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS-RESTRICTED             (299)           (12)
      ADDITIONS TO INVESTMENTS IN REAL ESTATE                                         (85)          (650)
      LEASE COMMISSIONS AND OTHER                                                     (22)           (12)
                                                                              ------------   ------------
CASH FLOWS (USED IN) INVESTING ACTIVITIES                                          (1,100)          (764)
                                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      CASH DIVIDENDS DECLARED                                                         (58)           (58)
      PAYMENT OF MORTGAGE LOAN FEES                                                     0             (1)
      PRINCIPAL PAYMENTS ON LOANS                                                     (22)           (20)
                                                                              ------------   ------------
CASH FLOWS (USED IN) FINANCING ACTIVITIES                                             (80)           (79)
                                                                              ------------   ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                  89            848

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        344            487
                                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $433         $1,335
                                                                              ------------   ------------
                                                                              ------------   ------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
AN INTEGRAL PART OF THESE STATEMENTS.

                THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1995 AND 1994

1.   Summary of Significant Accounting Policies

     The financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Significant accounting policies are described below and reference is made to the Notes to Consolidated Financial Statements in the Trust's Form 10-K filed with the Securities and Exchange Commission on August 14, 1995.

     The financial statements in this report have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and the results of operations for the interim periods have been made. The results for the three month periods are not necessarily indicative of the results for the full year.

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

     As of March 31, 1995, total assets and liabilities of NSJV were $47,220,000 and $38,553,000, respectively. For the three months ended March 31, 1995, NSJV recorded gross revenues of $1,710,000 and total expenses of $2,068,000, which resulted in a net loss of $358,000. Included in total expenses is depreciation and amortization expense, which for the quarter equaled $432,000. LCD has a fiscal year which ends on April 30 and NSJV uses the calendar year.
Accordingly, LCD records its proportionate share of NSJV's operating results four months in arrears.

3.   Investments in Real Estate

     Developed Properties -
     One Michigan Avenue:

     On December 16, 1994 the Trust permitted the sale by foreclosure of One Michigan Avenue, an office building in Lansing, Michigan to its lender, Pacific Mutual Life Insurance Company, in full satisfaction of the note secured by One Michigan Avenue. The Trust conducted extensive negotiations with the lender including modifications to the note in March 1994 and again in August 1994 (the "August modification"), in an effort to restructure the loan. However, the Trust concluded that the property's reasonably estimated future value was insufficient to warrant the future capital investment required to satisfy the terms of the August modification agreement to the loan. The loan was non-recourse with respect to the Trust. Accordingly, the Trust's financial exposure was limited to the loss of the building. The Trust recognized a net loss during the third quarter of fiscal 1995 of $1,265,000 on the transaction; of this, $3,332,000 was recorded as a loss from disposition of real estate representing the difference between the carrying value of the property and the fair market value of the property on the date of the foreclosure. An extraordinary gain from the extinguishment of indebtedness of $2,067,000 was also recorded during the third quarter of fiscal 1995, representing the difference between the principal amount of the note plus accrued interest and the fair market value of the property on the date of the foreclosure.

     Land and Land Improvements Held for Development -
     Music and Dance Theater Site:

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

     In computing the gain on the sale of $1,603,000, which was recorded during the third quarter of fiscal 1995, total consideration included the cash received plus the value of the construction obligation assumed by the Theater which will benefit the surrounding parcels still owned by the Trust.

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

     Land Subject to Hotel Ground Lease -
     Sheraton Chicago Hotel & Towers:

     During fiscal 1989, the Trust entered into a 50 year ground lease (with lessee options to extend the term 49 more years) with Tishman Realty Corporation of Cook County ("Tishman Realty") for approximately 2.3 acres of land in Cityfront Center in Chicago. Tishman Realty subsequently assigned this lease to Cityfront Hotel Associates Limited Partnership ("Cityfront Hotel Associates"), the current lessee. The site is currently improved with a 1,200 room convention hotel called the Sheraton Chicago Hotel & Towers which opened in March 1992.
The lease provides for minimum annual rental payments which are fixed at $150,000 through calendar 1994, and for payments which totalled $75,000 for the six month period January 1, 1995 through June 30, 1995. The payments increase to $900,000 for the six month period July 1, 1995 through December 31, 1995, and to $2,100,000 for calendar 1996. After 1996, the base rent increases annually by the increase in the Consumer Price Index, but not less than 5% nor more than 10% per year. In addition to the base rent, percentage rent became payable beginning July 1, 1995. Percentage rent equals the amount by which base rent is exceeded by the product obtained by multiplying gross revenues from operations by certain applicable percentages ranging from 2% - 5%.

     The lessee also acquired an option to purchase the land. The earliest date on which the land could be acquired pursuant to the option is July 1, 2003. The purchase option provides that the land price will be the greater of (i) $40 million at January 1, 1999 escalating thereafter by the increase in the Consumer Price Index, but not less than 5% nor more than 10% per year or (ii) the highest annual ground rent payable during the thirty-six month period preceding the closing date divided by the Applicable Capitalization Rate which ranges from 7.2% - 7.5%. In addition, in the event the option is exercised during the twelfth operating year beginning March 1, 2003, a supplemental amount of $2.5 million will be added to the purchase price. If the option were exercised at its earliest date, March 1, 2003, the minimum purchase price which the Trust would receive is approximately $52 million.

     The Trust recognizes as rental revenue the average minimum base rent payable over the initial 50 year term of the lease. This rent increases from $150,000 in 1989 to $16.1 million in 2038. The average rent calculation also considers the minimum purchase price pursuant to the terms of the above described purchase option. Under the Trust's method of revenue recognition, the total carrying value of the land and the related accrued rent receivable will never exceed the minimum option purchase price. The annual rental income recognized on the lease is approximately $4,848,000. The cash rent received during the first quarter of fiscal 1996 equaled $175,000.

     The lease obligated the Trust to construct certain Phase II infrastructure prior to the opening of the hotel. These development obligations consisted primarily of Ogden Plaza and the elevated roadways adjacent to Columbus Drive and surrounding the plaza. In addition to the infrastructure obligation under the terms of the lease, the Trust also constructed the parking facility under Ogden Plaza. Phase II infrastructure was substantially completed in March 1992. This infrastructure was financed with the proceeds from a loan which has debt service payments which, for the first eight years, correspond to the base rent payable on the ground lease.

4.   Mortgage Notes Payable

     At July 31, 1995, mortgage notes payable consisted of two notes secured by first mortgages on the rents from and the land under the Kraft Building, and the rents from and the land under the Sheraton Chicago Hotel & Towers. Both notes are non-recourse with respect to the Trust.

     The principal balance of the Kraft Building note issued in May 1987, was $5,790,000 at July 31, 1995. It is due in April 2016, bears interest at an annual rate of 9.5%, payable monthly, and is self-amortizing over its term. The carrying value of collateral pledged on this note at July 31, 1995 equaled $15,000.

     At July 31, 1995, the principal balance of the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers was $22,076,000.
The note is due January 1, 2005. The initial principal amount of the loan was $14,367,000 and the interest rate is 10.25%. Amounts are payable monthly, but through December 31, 1998, the debt service currently payable coincides with the ground rent due under the Sheraton lease. The difference between current interest payable and the contractual interest is added to principal. Starting in 1999, debt service will be computed on a 30 year amortization schedule based on the then current principal balance. The carrying value of collateral pledged on this note at July 31, 1995 was $32,460,000 and consisted of land, the depreciated basis in land improvements and accrued but unbilled rent.

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

     On December 23, 1994, the Trust entered into a revolving credit agreement with First Bank, N.A. The agreement has a three year term and provides for a maximum commitment by the lender of $20,000,000. The agreement is secured by the Cityfront Place Mid-Rise. Initially, the Trust borrowed $4,000,000 of the available credit and used the proceeds to retire the $4,000,000 Cityfront Place Mid-Rise note issued February 25, 1992. During the fourth quarter of fiscal 1995, the Trust repaid the $4,000,000 initially advanced under the credit facility using available cash and cash equivalents and investments available for sale. Accordingly, at July 31, 1995, the full amount of the facility is available. Interest only, based on LIBOR plus 135 basis points, is due monthly on the amount advanced under the revolving credit agreement. The carrying value of collateral pledged on this revolving credit agreement at July 31, 1995 equaled $47,322,000.

5.   Short-Term Investments - Restricted

     As a requirement of the revolving credit agreement entered into by the Trust on December 23, 1994 with First Bank, N.A., the Trust agreed to make monthly payments into an escrow account. This account funds the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At July 31, 1995, the balance in this account equaled $429,000.

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

ITEM 2

                THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     During the first quarter of fiscal 1996 the Mid-Rise and High-Rise buildings of Cityfront Place continued the strong performance which had begun this spring. Average occupancy during the quarter was 95% and 96% for the Mid-Rise and High-Rise, respectively. The average rent increase for leases expiring in the first quarter of fiscal 1996 was approximately 5%.

     At the Trust's two properties outside of Chicago, occupancy at Lincoln Garden in Tampa, Florida and at Waterplace Park in Indianapolis, Indiana was 87% and 60%, respectively, at July 31, 1995. The occupancy at Waterplace Park reflects the vacancy of a major tenant occupying approximately 29,000 square feet or 28% of the building after March 31, 1995. The Trust is negotiating with several prospective tenants, but no definitive agreement has been reached for releasing this space.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1995 VERSUS
     THREE MONTHS ENDED JULY 31, 1994

Revenues:

     Revenue from rental property decreased for the three months ended July 31, 1995 compared to the same period in the prior year primarily due to the disposition of One Michigan Avenue in December 1994. The Trust recorded no revenue from One Michigan Avenue in the current quarter compared to $511,000 recorded in the first quarter of the prior year. This decrease was partially offset by an increase in revenue from the Mid-Rise during the current quarter of $132,000 due to a combination of higher rates and higher occupancy. Revenue from Waterplace Park, however, decreased by $124,000 due primarily to the expiration of the lease for Tri-County in March 1995.

     Real estate taxes payable by lessees reflects a decrease of $52,000 in the estimated tax assessment for the quarter on the Sheraton Chicago Hotel & Towers. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

     Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The loss during the Trust's first quarter of fiscal 1996, which ended July 31, 1995, reflects the building's operations from January 1, 1995 through March 31, 1995, the first quarter of New Street Joint Venture's fiscal year. The current quarter loss had no impact on Trust cash flows since New Street Joint Venture had positive income before depreciation and amortization expense and because of the cash flow priority of LCD's partner in New Street Joint Venture.

Expenses:

     The disposition of One Michigan Avenue in December 1994, is the most significant factor in the reductions in real estate taxes, property operating expenses, depreciation and amortization expense and interest expense for the three months ended July 31, 1995 compared to the same period in the prior year.

     General and administrative expense increased for the current quarter as a result of higher legal, tax and accounting fees, higher trustee meeting expense and advertising expense, and due to an increase in the cost of printing and distributing shareholder reports.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:

     OPERATING

     Cash flows from operating activities decreased in the first quarter of fiscal 1996 compared to the same quarter in the prior year due primarily to the disposition of One Michigan Avenue in December 1994.

     INVESTING

     Cash flows used in investing activities increased during the current quarter due to an increase in the acquisition of restricted and unrestricted short-term investments. This increase was partially offset by a reduction in investment in tenant improvements, primarily in One Michigan Avenue, which had been recorded in the same quarter in the prior year.

     FINANCING

     Cash flows used in financing activities during the current quarter were substantially unchanged from the same period in the prior year, and reflect dividend and loan principal payments.

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

     Funds from Operations equaled $1,011,000 during the current quarter compared to $1,077,000 in the same quarter in the prior fiscal year. This decrease of $66,000 in Funds from Operations is primarily due to an increase in general and administrative expense as a result of higher legal, tax and accounting fees, higher trustee meeting expense and advertising expense, and due to an increase in the cost of printing and distributing shareholder reports.

     In March 1995, the Board of Governors clarified the preceding definition with respect to the treatment of certain items, although the clarification did not affect the Trust's reporting of such funds. The preceding definition of Funds from Operations includes certain material non-cash items which are reported in income and expense of the Trust. Please refer to the Consolidated Statements of Cash Flows in the financial statements for the computation of cash flows from operating, investing and financing activities.


     The Trust has historically used non-recourse debt secured by individual properties as the primary source of additional capital, when needed, to fund acquisitions or development. It has also acquired income producing properties in tax-deferred exchanges in which little or no debt was required. The Trust currently has four income producing properties with no debt - Waterplace Park, Lincoln Garden, the Cityfront Place Mid-Rise and the Ogden Plaza parking facility. The Trust has a three year $20,000,000 revolving credit agreement with First Bank, N.A. secured by the Mid-Rise apartment building which expires in December 1997. At July 31, 1995, the full amount of the facility is available. At July 31, 1995, total interest bearing debt of the Trust equaled $27,866,000, all of which was fixed rate debt.

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

     The New Street Joint Venture Agreement obligates LCD and Northwestern Mutual to contribute, if necessary, their prorata shares of funds related to the operation of the High-Rise building. As of July 31, 1995, LCD had funded $335,000 as its share of additional capital contributions, all of which was contributed prior to fiscal 1994. LCD currently holds approximately $830,000 in short term investments. The Trust's two-thirds share of these short term investments is not reflected on the

Trust's balance sheet and is in addition to the Trust's cash and investments. The New Street Joint Venture agreement provides for Northwestern Mutual to receive a priority return of operating cash flow and the proceeds from sale or refinancing of the High-Rise. Cash flow must increase significantly from its current level for LCD to receive any cash distributions from New Street Joint Venture after the payment of Northwestern's preferential return.

     On December 16, 1994 the Trust agreed to permit the sale by foreclosure of One Michigan Avenue, an office building in Lansing, Michigan to its lender, Pacific Mutual Life Insurance Company, in full satisfaction of the note secured by One Michigan Avenue. The One Michigan Avenue note, issued in August 1987, modified in March 1994, and further modified in August 1994, had an interest rate of 10% and carrying value at December 15, 1994 of $14,590,000. The disposition of the property will not have a significant impact on the future net cash flow of the Trust. Net cash flow from the property was not significant in fiscal 1995.

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

     Starting July 1, 1995, the base rent payable to the Trust from its lease with Cityfront Hotel Associates Limited Partnership for the Sheraton Chicago Hotel & Towers increased to an annual rate of $1.8 million from the prior annual amount of $150,000. While all of this increase will be paid as additional debt service on the loan which financed the infrastructure improvements associated with the hotel, it is the starting point for future increases in minimum base rent and minimum rent will exceed the debt service beginning in 1999. Also starting July 1, 1995, the percentage rent provisions of the ground lease became effective.

     Management considers that the Trust's liquidity at July 31, 1995 is adequate to meet its operating needs and commitments.

PART II

Item 6(a) -         Exhibits - None

Item 6(b) -         Reports on Form 8-K

     The Trust filed Form 8-K on June 23, 1995 reporting that on June 21, 1995 Edward McCormick Blair, Jr., Chairman of the Nominating Committee of the Trust, sent a letter on behalf of the Trust to William R. Church, Managing Director and Chief Investment Officer of Cowen Asset Management, Bruce S. Sherman, President, Private Capital Management, Inc. and Fred Eychaner. The letter, which was incorporated into the Form 8-K, was in response to a letter sent by these individuals and entities dated June 15, 1995, which requested a meeting with the Chairman of the Nominating Committee and other Trustees to discuss the nomination of new trustees for the upcoming annual meeting and to discuss the performance of the Trust.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE CHICAGO DOCK AND CANAL TRUST



                               /s/         DAVID R. TINKHAM
                               ------------------------------------
                                   David R. Tinkham, Vice President
                                   and Chief Accounting Officer


September 14, 1995