Form 10-Q
period 1995-10-31
CHICAGO DOCK & CANAL TRUST
filed 1995-12-15
CIK 774658

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.    20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED OCTOBER 31, 1995    COMMISSION FILE NO. 0-13804

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


                       YES   X                   NO
                          -------                  ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON SHARES OF BENEFICIAL INTEREST - NO PAR VALUE PER SHARE, 5,783,800 SHARES OUTSTANDING ON DECEMBER 15, 1995.

  PART I - FINANCIAL INFORMATION
  Item 1 - Financial Statements

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)


                                                                       OCTOBER 31,    APRIL 30,
                                                                          1995           1995
                                                                       -----------   -----------
                                                                             (IN THOUSANDS)

  INVESTMENT IN REAL ESTATE, at cost:
    DEVELOPED PROPERTIES                                                   $70,403       $70,487
    LAND AND LAND IMPROVEMENTS
      HELD FOR DEVELOPMENT                                                  17,116        16,916
    LAND SUBJECT TO HOTEL
      GROUND LEASE                                                           6,549         6,549
    LESS:ACCUMULATED
      DEPRECIATION AND AMORTIZATION                                        (12,999)      (11,638)
                                                                       -----------   -----------
        NET INVESTMENT IN REAL ESTATE                                       81,069        82,314
                                                                       -----------   -----------

  OTHER ASSETS:
    CASH AND CASH EQUIVALENTS                                                  958           344
                                                                       -----------   -----------
    INVESTMENTS AVAILABLE FOR SALE, AT COST
      (APPROXIMATE MARKET VALUE OF $4,557
      AT OCTOBER 31, 1995)                                                   4,499         3,725
                                                                       -----------   -----------
    SHORT TERM INVESTMENTS-RESTRICTED,
      (APPROXIMATE MARKET VALUE OF $730
      AT OCTOBER 31, 1995)                                                     730           130
                                                                       -----------   -----------

  SECURITY DEPOSIT CASH                                                      1,802         1,330
                                                                       -----------   -----------

  RECEIVABLES:
    TENANTS (INCLUDING $27,676 OF ACCRUED
      BUT UNBILLED RENTS AT OCTOBER 31, 1995)                               28,078        26,193
    REAL ESTATE TAXES PAYABLE BY LESSEES                                     8,790         5,828
    LAND IMPROVEMENTS                                                        1,388         1,388
    INTEREST                                                                    50            91
    OTHER                                                                      460           506
                                                                       -----------   -----------
                                                                            38,766        34,006
                                                                       -----------   -----------
  OTHER ASSETS, NET                                                          1,142         1,427
                                                                       -----------   -----------
                                                                          $128,966      $123,276
                                                                       -----------   -----------
                                                                       -----------   -----------

  THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                       OCTOBER 31,     APRIL 30,
                                                                          1995           1995
                                                                       -----------   -----------
                                                                            (IN THOUSANDS)
  LIABILITIES:
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
      REAL ESTATE TAXES                                                     $6,633        $4,882
      REAL ESTATE TAXES PAYABLE BY LESSEES                                   8,790         5,828
      ACCRUED ENVIRONMENTAL REMEDIATION COSTS                                  750           750
      OTHER                                                                  1,574         1,492
    CASH DIVIDENDS PAYABLE                                                      58            58
    MORTGAGE NOTES PAYABLE                                                  27,956        27,369
                                                                       -----------   -----------
        TOTAL LIABILITIES                                                   45,761        40,379
                                                                       -----------   -----------



  SHAREHOLDERS' EQUITY:
    COMMON SHARES OF BENEFICIAL INTEREST:
      NO PAR VALUE, 20,000,000 AUTHORIZED,
      5,944,200 ISSUED                                                       3,101         3,101
                                                                       -----------   -----------

    PREFERRED SHARES OF BENEFICIAL INTEREST:
      NO PAR VALUE, 1,000,000 AUTHORIZED,
      NONE ISSUED                                                                0             0
                                                                       -----------   -----------

    UNDISTRIBUTED INCOME BEFORE NET GAIN FROM
      THE SALE OF REAL ESTATE PROPERTIES                                     8,178         7,870


    UNDISTRIBUTED NET GAIN FROM THE SALE
      OF REAL ESTATE PROPERTIES                                             72,545        72,545
                                                                       -----------   -----------
    TOTAL UNDISTRIBUTED NET INCOME                                          80,723        80,415
                                                                       -----------   -----------
  LESS:
    TREASURY SHARES OF BENEFICIAL INTEREST,
      AT COST-160,400 SHARES                                                  (619)         (619)
                                                                       -----------   -----------
        TOTAL SHAREHOLDERS' EQUITY                                          83,205        82,897
                                                                       -----------   -----------
                                                                          $128,966      $123,276
                                                                       -----------   -----------
                                                                       -----------   -----------

  THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                           THREE MONTHS  THREE MONTHS   SIX MONTHS   SIX MONTHS
                                              ENDED         ENDED         ENDED         ENDED
                                            OCTOBER 31,   OCTOBER 31,   OCTOBER 31,  OCTOBER 31,
                                              1995          1994           1995         1994
                                           ------------  ------------  ------------ ------------
                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


REVENUES:

  REVENUE FROM RENTAL PROPERTY                  $3,931         $4,045       $7,439        $8,001
  REAL ESTATE TAXES PAYABLE BY LESSEES           1,483          1,660        3,324         3,546
                                           ------------  ------------  ------------ ------------
      TOTAL REVENUES                             5,414          5,705       10,763        11,547
                                           ------------  ------------  ------------ ------------
EXPENSES:

  REAL ESTATE TAXES                                743            805        1,472         1,593
  REAL ESTATE TAXES PAYABLE BY LESSEES           1,483          1,660        3,324         3,546
  PROPERTY OPERATING EXPENSES                      859            967        1,565         1,813
  GENERAL AND ADMINISTRATIVE                       550            441        1,012           850
  DEPRECIATION AND AMORTIZATION                    756            951        1,506         1,877
  INTEREST EXPENSE                                 720          1,060        1,435         1,973
                                           ------------  ------------   ------------ ------------
      TOTAL EXPENSES                             5,111          5,884       10,314        11,652
                                           ------------  ------------   ------------ ------------
      OPERATING INCOME (LOSS)                      303           (179)         449          (105)

INVESTMENT AND OTHER INCOME                         86             88          172           164
EQUITY IN NET LOSS OF LCD PARTNERSHIP              (94)          (112)        (197)         (253)
                                           ------------  ------------   ------------ ------------

      NET INCOME (LOSS)                           $295          ($203)        $424         ($194)
                                           -----------   ------------   ------------ ------------
                                           -----------   ------------   ------------ ------------
EARNINGS (LOSS) PER SHARE                        $0.05         ($0.03)       $0.07        ($0.03)
                                           -----------   ------------   ------------ ------------
                                           -----------   ------------   ------------ ------------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
AN INTEGRAL PART OF THESE STATEMENTS.

                      THE CHICAGO DOCK AND CANAL TRUST
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS     SIX MONTHS
                                                                                        ENDED           ENDED
                                                                                      OCTOBER 31,    OCTOBER 31,
                                                                                         1995           1994
                                                                                      -----------    -----------
                                                                                           (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                                         $424           ($194)
  ADD (DEDUCT)-ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
          DEPRECIATION AND AMORTIZATION                                                    1,506           1,877
          EFFECT OF AVERAGING RENTAL REVENUE                                              (1,799)         (2,349)
          EQUITY IN NET LOSS OF LCD PARTNERSHIP                                              197             253
          CHANGES IN RECEIVABLES                                                          (3,434)           (302)
          CHANGES IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 4,795             810
          DIFFERENCE BETWEEN CURRENT INTEREST PAYABLE AND CONTRACTUAL INTEREST               632             923
          AMORTIZATION OF LOAN FEES                                                           41              48
          OTHER                                                                              140             125
                                                                                      -----------    -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                                2,502           1,191
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS                           (774)            106
          NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS-RESTRICTED                (600)            (23)
          ADDITIONS TO INVESTMENTS IN REAL ESTATE                                           (314)           (876)
          LEASE COMMISSIONS AND OTHER                                                        (39)            (34)
                                                                                      -----------    -----------
CASH FLOWS (USED IN) INVESTING ACTIVITIES                                                 (1,727)           (827)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          CASH DIVIDENDS DECLARED                                                           (116)           (116)
          PAYMENT OF MORTGAGE LOAN FEES                                                        0              (1)
          PRINCIPAL PAYMENTS ON LOANS                                                        (45)            (41)
                                                                                      -----------    -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES                                                   (161)           (158)
                                                                                      -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                        614             206

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               344             487
                                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $958            $693
                                                                                      -----------    -----------
                                                                                      -----------    -----------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1995 AND 1994

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

     The financial statements in this report have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and the results of operations for the interim periods have been made. The results for the three and six month periods are not necessarily indicative of the results for the full year.

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

     As of June 30, 1995, total assets and liabilities of NSJV were $47,183,000 and $38,846,000, respectively. For the six months ended June 30, 1995, NSJV recorded gross revenues of $3,434,000 and total expenses of $4,122,000, which resulted in a net loss of $688,000. Included in total expenses is depreciation and amortization expense, which for the six months ended June 30, 1995 equaled $865,000. LCD has a fiscal year which ends on April 30 and NSJV uses the calendar year. Accordingly, LCD records its proportionate share of NSJV's operating results four months in arrears.

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

     Land Subject to Hotel Ground Lease -
     Sheraton Chicago Hotel & Towers:

     During fiscal 1989, the Trust entered into a 50 year ground lease (with lessee options to extend the term 49 more years) with Tishman Realty Corporation of Cook County ("Tishman Realty") for approximately 2.3 acres of land in Cityfront Center in Chicago. Tishman Realty subsequently assigned this lease to Cityfront Hotel Associates Limited Partnership ("Cityfront Hotel Associates"), the current lessee. The site is currently improved with a 1,200 room convention hotel called the Sheraton Chicago Hotel & Towers which opened in March 1992.
The lease provides for minimum annual rental payments which were fixed at $150,000 through calendar 1994, and for payments which totalled $75,000 for the six month period January 1, 1995 through June 30, 1995. The payments increased to $900,000 for the six month period July 1, 1995 through December 31, 1995, and will equal $2,100,000 for calendar 1996. After 1996, the base rent increases annually by the increase in the Consumer Price Index, but not less than 5% nor more than 10% per year. In addition to the base rent, percentage rent became payable beginning July 1, 1995. Percentage rent equals the amount by which base rent is exceeded by the product obtained by multiplying gross revenues from operations by certain applicable percentages ranging from 2% - 5%.

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

     The Trust recognizes as rental revenue the average minimum base rent payable over the initial 50 year term of the lease. This rent increases from $150,000 in 1989 to $16.1 million in 2038. The average rent calculation also considers the minimum purchase price pursuant to the terms of the above described purchase option. Under the Trust's method of revenue recognition, the total carrying value of the land and the related accrued rent receivable will never exceed the minimum option purchase price. The annual rental income recognized on the lease is approximately $4,848,000. The cash rent received during the first six months of fiscal 1996 equaled $625,000.

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

4.   Mortgage Notes Payable

     At October 31, 1995, mortgage notes payable consisted of two notes secured by first mortgages on the rents from and the land under the Kraft Building, and the rents from and the land under the Sheraton Chicago Hotel & Towers. Both notes are non-recourse with respect to the Trust.

     The principal balance of the Kraft Building note issued in May 1987, was $5,767,000 at October 31, 1995. It is due in April 2016, bears interest at an annual rate of 9.5%, payable monthly, and is self-amortizing over its term. The carrying value of collateral pledged on this note at October 31, 1995 equaled $15,000.

     At October 31, 1995, the principal balance of the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers was $22,189,000.
The note is due January 1, 2005. The initial principal amount of the loan was $14,367,000 and the interest rate is 10.25%. Amounts are payable monthly, but through December 31, 1998, the debt service currently payable coincides with the ground rent due under the Sheraton lease. The difference between current interest payable and the contractual interest is added to principal. Starting in 1999, debt service will be computed on a 30 year amortization schedule based on the then current principal balance. The carrying value of collateral pledged on this note at October 31, 1995 was $33,180,000 and consisted of land, the depreciated basis in land improvements and accrued but unbilled rent.

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

     On December 23, 1994, the Trust entered into a revolving credit agreement with First Bank, N.A. The agreement has a three year term and provides for a maximum commitment by the lender of $20,000,000. The agreement is secured by the Cityfront Place Mid-Rise. Initially, the Trust borrowed $4,000,000 of the available credit and used the proceeds to retire the $4,000,000 Cityfront Place Mid-Rise note issued February 25, 1992. During the fourth quarter of fiscal 1995, the Trust repaid the $4,000,000 initially advanced under the credit facility using available cash and cash equivalents and investments available for sale. Accordingly, at October 31, 1995, the full amount of the facility is available. Interest only, based on LIBOR plus 135 basis points, is due monthly on the amount advanced under the revolving credit agreement. The carrying value of collateral pledged on this revolving credit agreement at October 31, 1995 equaled $46,947,000.

5.   Short-Term Investments - Restricted

     As a requirement of the revolving credit agreement entered into by the Trust on December 23, 1994 with First Bank, N.A., the Trust agreed to make monthly payments into an escrow account. This account funds the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At October 31, 1995, the balance in this account equaled $730,000.

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

     Currently the Trust, KMCC and the EPA are negotiating an administrative order regarding remediation of the Tested Site. The Trust anticipates remediation will occur during calendar 1996. At the latest, the Tested Site will be remediated when redevelopment occurs. The remediation will most likely be in the form of excavation and disposal of the soil in specified disposal areas.

     In the fourth quarter of fiscal 1995, the Trust recorded environmental remediation expense of $1,035,000 based upon the resolution of accounting and other issues related to environmental remediation costs of property held for development and the execution of the Reimbursement Agreement with KMCC. This amount included the Trust's share of testing and legal costs related to the Tested Site through April 30, 1995, plus $750,000, which is the maximum reimbursement obligation of the Trust pursuant to the terms of the Reimbursement Agreement. This amount excluded the amount of the potential claims for some or all of the Trust's share of the remediation costs under the Trust's current or prior insurance policies.

ITEM 2

                THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     During the second quarter of fiscal 1996, the Trust signed a conditional lease contract with Ogden Partners North, Inc. for the development of up to fifty six townhomes on leased land. The agreement calls for an initial phase of eight units. The remaining units may be developed in phases over the next several years. The monthly rental cost of the leased lots to the townhome purchaser will be $600 per unit in 1996 escalating annually by the increase in the Consumer Price Index. The lessees will assume responsibility for all expenses and real estate taxes. The Trust may also earn additional rent from the sale of the last forty-eight units based on the sale price per square foot of those units.

     During the quarter, the Trust also signed a conditional letter of intent with Senior Lifestyle Corporation ("SLS") for the development of a 225 unit senior housing facility. As currently provided in the letter, SLS would lease the land for the project from the Trust on a long term basis. This agreement is conditional on SLS arranging third-party financing for a substantial portion of the cost of the building. SLS is currently seeking financing but has not yet been able to secure it under the terms of the conditional letter of intent.

RESULTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 1995 VERSUS
     SIX MONTHS ENDED OCTOBER 31, 1994

Revenues:

     Revenue from rental property decreased for the six months ended October 31, 1995 compared to the same period in the prior year primarily due to the disposition of One Michigan Avenue in December 1994. The Trust recorded no revenue from One Michigan Avenue in the current six month period compared to $1,093,000 recorded in the first six months of the prior year. Revenue increased by $375,000 due to the termination by the Trust of the master lease with respect to the surface parking lot known as parcel P-9 effective July 31,
1995.   Revenue from the Mid-Rise also increased during the current period by
$288,000 due to a combination of higher rates and higher occupancy compared to the same six month period in the prior year. Revenue from Waterplace Park, however, decreased by $241,000 due primarily to the expiration of the lease for Tri-County in March 1995.

     Real estate taxes payable by lessees reflects a decrease of $110,000 in the estimated tax assessment for the period on the Sheraton Chicago Hotel & Towers and a decrease of $98,000 due to the termination of the lease with respect to parcel P-9 effective July 31, 1995. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

     Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The loss for the current six month period, which ended October 31, 1995, reflects the building's operations from January 1, 1995 through June 30, 1995, the first six months of New Street Joint Venture's fiscal year. The current period loss had no impact on Trust cash flows since New Street Joint Venture had positive income before depreciation and amortization expense and because of the cash flow priority of LCD's partner in New Street Joint Venture.

Expenses:

     The disposition of One Michigan Avenue in December 1994, is the most significant factor in the reductions in real estate taxes, property operating expenses, depreciation and amortization expense and interest expense for the six months ended October 31, 1995 compared to the same period in the prior year.

     As a result of the termination of the lease with respect to parcel P-9 effective July 31, 1995, real estate taxes and property operating expenses increased by a combined $170,000 during the current period.

     General and administrative expense increased for the current period primarily as a result of higher legal expense and higher trustee meeting expense. General and administrative expense also reflects an increase in the cost of printing and distributing shareholder reports.

THREE MONTHS ENDED OCTOBER 31, 1995 VERSUS
     THREE MONTHS ENDED OCTOBER 31, 1994

Revenues:

     Revenue from rental property decreased for the three months ended October 31, 1995 compared to the same period in the prior year primarily due to the disposition of One Michigan Avenue in December 1994. The Trust recorded no revenue from One Michigan Avenue in the current quarter compared to $582,000 recorded in the second quarter of the prior year. Revenue increased by $375,000 due to the termination by the Trust of the master lease with respect to the surface parking lot known as parcel P-9 effective July 31, 1995. Revenue from the Mid-Rise also increased during the current quarter by $156,000 due to a combination of higher rates and higher occupancy compared to the same quarter in the prior year. Revenue from Waterplace Park, however, decreased by $117,000 due primarily to the expiration of the lease for Tri-County in March 1995.

     Real estate taxes payable by lessees reflects a decrease of $58,000 in the estimated tax assessment for the quarter on the Sheraton Chicago Hotel & Towers and a decrease of $98,000 due to the termination of the lease with respect to parcel P-9 effective July 31, 1995. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

     Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The loss during the Trust's second quarter of fiscal 1996, which ended October 31, 1995, reflects the building's operations from April 1, 1995 through June 30, 1995, the second quarter of New Street Joint Venture's fiscal year. The current quarter loss had no impact on Trust cash flows since New Street Joint Venture had positive income before depreciation and amortization expense and because of the cash flow priority of LCD's partner in New Street Joint Venture.

Expenses:

     The disposition of One Michigan Avenue in December 1994, is the most significant factor in the reductions in real estate taxes, property operating expenses, depreciation and amortization expense and interest expense for the three months ended October 31, 1995 compared to the same period in the prior year.

     As a result of the termination of the lease with respect to parcel P-9 effective July 31, 1995, real estate taxes and property operating expenses increased by a combined $170,000 during the current period.

     General and administrative expense increased for the current quarter primarily as a result of higher legal expense and higher trustee meeting expense. General and administrative expense also reflects an increase in the cost of printing and distributing shareholder reports.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:

     OPERATING

     Cash flows from operating activities increased for the first six months of fiscal 1996 compared to the same period in the prior year due primarily to the delay by Cook County, from September 1995 until November 1995, in the date that the second installment of real estate taxes was due for all property owners in the county.

     INVESTING

     Cash flows used in investing activities increased during the six months ended October 31, 1995 primarily due to an increase in the acquisition of restricted and unrestricted short-term investments. This increase was partially offset by a reduction in investment in tenant improvements, primarily in One Michigan Avenue, which had been recorded in the same period in the prior year.

     FINANCING

     Cash flows used in financing activities during the current six month period were substantially unchanged from the same period in the prior year, and reflect dividend and loan principal payments.

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

     Funds from Operations equaled $2,194,000 for the six months ended October 31, 1995 compared to $1,966,000 for the same period in the prior fiscal year. This increase of $228,000 in Funds from Operations is primarily due to an increase in parking revenues after the Trust terminated the master lease with respect to the surface parking lot known as parcel P-9 effective July 31, 1995.

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

     The Trust has historically used non-recourse debt secured by individual properties as the primary source of additional capital, when needed, to fund acquisitions or development. It has also acquired income producing properties in tax-deferred exchanges in which little or no debt was required. The Trust currently has four income producing properties with no debt - Waterplace Park, Lincoln Garden, the Cityfront Place Mid-Rise and the Ogden Plaza parking facility. The Trust has a three year $20,000,000 revolving credit agreement with First Bank, N.A. secured by the Mid-Rise apartment building which expires in December 1997. At October 31, 1995, the full amount of the facility is available. At October 31, 1995, total interest bearing debt of the Trust equaled $27,956,000, all of which was fixed rate debt.

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

     Currently the Trust, KMCC and the EPA are negotiating an administrative order regarding remediation of the Tested Site. The Trust anticipates remediation will occur during calendar 1996. At the latest, the Tested Site will be remediated when redevelopment occurs. The Trust will consider using its current cash, investments available for sale or its current credit facility, to fund its obligations under the Reimbursement Agreement with KMCC. The Trust may have claims for coverage for some or all of its share of the remediation costs under its current or prior insurance policies.

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

     Phase III infrastructure consists primarily of the River Esplanade and River Drive east of McClurg Court, Du Sable Park (a 3 acre park east of Lake Shore Drive), the slip promenade on the south bank of the Ogden Slip and upgrading of the remainder of East North Water Street. The total current cost of the improvements is estimated to be approximately $12 million. Under the terms of the conditional lease with Ogden Partners North, Inc., this lessee would construct a portion of the Phase III infrastructure at its expense. The Trust is obligated to contribute $600,000 for improvements to be made in Du Sable Park, which are expected to be completed during calendar 1996. The remainder of Phase III will be constructed as needed to support additional development in the area. However, certain improvements are required to be completed no later than the completion of 2,500 units of residential development on the east portion of Cityfront Center. It is the intention of the Trust to finance future infrastructure with cash on hand, its current credit facility, general corporate indebtedness, borrowings secured by its income producing properties and ground leases, asset sales or some combination of these sources.

     The New Street Joint Venture Agreement obligates LCD and Northwestern Mutual to contribute, if necessary, their prorata shares of funds related to the operation of the High-Rise building. As of October 31, 1995, LCD had funded $335,000 as its share of additional capital contributions, all of which was contributed prior to fiscal 1994. LCD currently holds approximately $840,000 in short term investments. The Trust's two-thirds share of these short term investments is not reflected on the Trust's balance sheet and is in addition to the Trust's cash and investments. The New Street Joint Venture agreement provides for Northwestern Mutual to receive a priority return of operating cash flow and the proceeds from sale or refinancing of the High-Rise. Cash flow must increase significantly from its current level for LCD to receive any cash distributions from New Street Joint Venture after the payment of Northwestern's preferential return.

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

     At Waterplace Park in Indianapolis, the lease for the largest tenant expired at the end of March 1995. The Trust is currently seeking replacement tenants for the

29,000 square feet, or 28% of the total complex which the tenant vacated. It is expected that substantial tenant improvement work will be required to attract new tenants and that brokerage commissions will also be paid in releasing the space. All of the space is currently vacant.

     The Trust currently leases three surface parking lots to the owner of North Pier Chicago. The lease expires at the end of December 1995. The Trust has notified the current lessee of its intent not to renew the lease, and has begun soliciting bids from alternative lessees. It is anticipated that after the new lease takes effect in January 1996, there will be a significant increase in the net cash flow to the Trust in comparison to the existing lease.

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

     Also starting July 1, 1995, the percentage rent provisions of the hotel ground lease became effective. In October 1995, the Trust received $97,000 from the hotel as a deposit against percentage rent from July 1, 1995 through September 30, 1995 for the operating year ending March 31, 1996. This amount represents a deposit and has not been earned. The lease calls for quarterly deposits based on quarterly revenues but the actual calculation of percentage rent is not made until after the operating year end based on hotel operations for the entire operating year.

     Management considers that the Trust's liquidity at October 31, 1995 is adequate to meet its operating needs and commitments.

PART II

Item 4 -       Submission of Matters to a Vote of Security Holders.

     On October 5, 1995 the Trust held its Annual Meeting of Shareholders. Matters voted upon at this meeting were the election of nine Trustees and ratification of Arthur Andersen LLP as independent auditors for fiscal 1996. Of the 5,783,800 share outstanding, 4,601,615 shares were represented at the meeting. There were no broker non-votes. All nominees were elected and the appointment of Arthur Andersen LLP was ratified.

                              ELECTION OF TRUSTEES

     The voting with respect to the nominees for trustees was as follows:

                                             Number of
                              Number of      Shares
                              Shares         Withholding
                              Voted For      Authority
                              ---------      ---------

Edward McCormick Blair, Jr.   3,928,188      673,427
Peter J.P. Brickfield         3,928,188      673,427
Charles R. Gardner            3,944,378      657,237
John S. Gates, Jr.            3,928,188      673,427
Ogden McC. Hunnewell          3,928,188      673,427
George A. Ranney, Jr.         3,928,188      673,427
Charles N. Seidlitz           3,928,188      673,427
Nancy W. Trowbridge           3,928,188      673,427
Robert E. Wood II             3,928,188      673,427

                            RATIFICATION OF AUDITORS

     The voting for the ratification of the appointment of Arthur Andersen LLP as auditors of the Trust for fiscal year 1996 was as follows:

          Number of           Number of           Number of
          Shares              Shares Voted        Shares
          Voted For           Against             Abstaining
          ---------           -------             ----------
          4,137,328           70,012              394,275

Item 6(a) -         Exhibits - None

Item 6(b) -         No Form 8-K's were filed during the second quarter of fiscal
                    1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE CHICAGO DOCK AND CANAL TRUST



                               /s/          DAVID R. TINKHAM
                              --------------------------------------------
                                   David R. Tinkham, Vice President
                                   and Chief Accounting Officer


December 15, 1995