Form 10-Q
period 1996-01-31
CHICAGO DOCK & CANAL TRUST
filed 1996-03-14
CIK 774658

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.    20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED JANUARY 31, 1996    COMMISSION FILE NO. 0-13804

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


                       YES    X                   NO
                          ---------                 ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON SHARES OF BENEFICIAL INTEREST - NO PAR VALUE PER SHARE, 5,783,800 SHARES OUTSTANDING ON MARCH 14, 1996.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)


                                                    JANUARY 31,        APRIL 30,
                                                       1996              1995
                                                    ------------     -----------
                                                            (IN THOUSANDS)
INVESTMENT IN REAL ESTATE, at cost:
  DEVELOPED PROPERTIES                                $70,459           $70,487
  LAND AND LAND IMPROVEMENTS
    HELD FOR DEVELOPMENT                               17,130            16,916
  LAND SUBJECT TO HOTEL
    GROUND LEASE                                        6,549             6,549
  LESS:ACCUMULATED
    DEPRECIATION AND AMORTIZATION                     (13,684)          (11,638)
                                                    ---------         ---------
      NET INVESTMENT IN REAL ESTATE                    80,454            82,314
                                                    ---------         ---------
OTHER ASSETS:
  CASH AND CASH EQUIVALENTS                               793               344
                                                    ---------         ---------
  INVESTMENTS AVAILABLE FOR SALE, AT COST
    (APPROXIMATE MARKET VALUE OF $5,020
    AT JANUARY 31, 1996)                                4,933             3,725
                                                    ---------         ---------
  SHORT TERM INVESTMENTS-RESTRICTED,
    (APPROXIMATE MARKET VALUE OF $391
    AT JANUARY 31, 1996)                                  391               130
                                                    ---------         ---------
SECURITY DEPOSIT CASH                                   1,277             1,330
                                                    ---------         ---------

RECEIVABLES:
  TENANTS (INCLUDING $28,408 OF ACCRUED
    BUT UNBILLED RENTS AT JANUARY 31, 1996)            28,953            26,193
  REAL ESTATE TAXES PAYABLE BY LESSEES                  7,006             5,828
  LAND IMPROVEMENTS                                     1,388             1,388
  INTEREST                                                 62                91
  OTHER                                                   222               506
                                                    ---------         ---------
                                                       37,631            34,006
                                                    ---------         ---------
OTHER ASSETS, NET                                       1,243             1,427
                                                    ---------         ---------
                                                     $126,722          $123,276
                                                    ---------         ---------
                                                    ---------         ---------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                 JANUARY 31,    APRIL 30,
                                                     1996         1995
                                                  -----------  -----------
                                                        (IN THOUSANDS)
LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    REAL ESTATE TAXES                                $5,558       $4,882
    REAL ESTATE TAXES PAYABLE BY LESSEES              7,006        5,828
    ACCRUED ENVIRONMENTAL REMEDIATION COSTS             750          750
    OTHER                                             1,699        1,492
  CASH DIVIDENDS PAYABLE                                 58           58
  MORTGAGE NOTES PAYABLE                             28,049       27,369
                                                  -----------  -----------
      TOTAL LIABILITIES                              43,120       40,379
                                                  -----------  -----------

SHAREHOLDERS' EQUITY:
  COMMON SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 20,000,000 AUTHORIZED,
    5,944,200 ISSUED                                  3,101        3,101
                                                  -----------  -----------
  PREFERRED SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 1,000,000 AUTHORIZED,
    NONE ISSUED                                           0            0
                                                  -----------  -----------
  UNDISTRIBUTED INCOME BEFORE NET GAIN FROM
    THE SALE OF REAL ESTATE PROPERTIES                8,575        7,870

  UNDISTRIBUTED NET GAIN FROM THE SALE
    OF REAL ESTATE PROPERTIES                        72,545       72,545
                                                  -----------  -----------
  TOTAL UNDISTRIBUTED NET INCOME                     81,120       80,415
                                                  -----------  -----------
LESS:
  TREASURY SHARES OF BENEFICIAL INTEREST,
    AT COST-160,400 SHARES                             (619)        (619)
                                                  -----------  -----------
      TOTAL SHAREHOLDERS' EQUITY                     83,602       82,897
                                                  -----------  -----------
                                                   $126,722     $123,276
                                                  -----------  -----------
                                                  -----------  -----------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

          THE CHICAGO DOCK AND CANAL TRUST
                  AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME
                    (UNAUDITED)


                                          THREE MONTHS   THREE MONTHS       NINE MONTHS      NINE MONTHS
                                             ENDED          ENDED              ENDED            ENDED
                                           JANUARY 31,    JANUARY 31,        JANUARY 31,      JANUARY 31,
                                          ------------   ------------       -------------    ------------
                                              1996           1995               1996            1995
                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

REVENUES:
  REVENUE FROM RENTAL PROPERTY                $4,009           $3,894             $11,448         $11,895
  REAL ESTATE TAXES PAYABLE BY LESSEES         1,460            1,659               4,784           5,205
                                          ------------   ------------       -------------    ------------
      TOTAL REVENUES                           5,469            5,553              16,232          17,100
                                          ------------   ------------       -------------    ------------
EXPENSES:

  REAL ESTATE TAXES                              733              761               2,205          2,354
  REAL ESTATE TAXES PAYABLE BY LESSEES         1,460            1,659               4,784          5,205
  PROPERTY OPERATING EXPENSES                    779              703               2,344          2,516
  GENERAL AND ADMINISTRATIVE                     575              520               1,587          1,370
  DEPRECIATION AND AMORTIZATION                  759              863               2,265          2,740
  INTEREST EXPENSE                               723            1,015               2,158          2,988
                                          ------------   ------------       -------------    ------------
      TOTAL EXPENSES                           5,029            5,521              15,343         17,173
                                          ------------   ------------       -------------    ------------
      OPERATING INCOME (LOSS)                    440               32                 889            (73)

INVESTMENT AND OTHER INCOME                       74              101                 246            265
EQUITY IN NET LOSS OF LCD PARTNERSHIP            (59)            (119)               (256)          (372)
NET LOSS FROM DISPOSITION OF REAL ESTATE           0           (1,729)                  0         (1,729)
                                          ------------   ------------       -------------    ------------
      NET INCOME (LOSS) BEFORE
        EXTRAORDINARY ITEM                       455           (1,715)                879         (1,909)

EXTRAORDINARY ITEM:
      GAIN FROM EXTINGUISHMENT OF DEBT             0            2,067                   0          2,067
                                          ------------   ------------       -------------    ------------
      NET INCOME                                $455             $352                $879           $158
                                          ------------   ------------       -------------    ------------
                                          ------------   ------------       -------------    ------------

EARNINGS PER SHARE                             $0.08            $0.06               $0.15          $0.03
                                          ------------   ------------       -------------    ------------
                                          ------------   ------------       -------------    ------------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
AN INTEGRAL PART OF THESE STATEMENTS.


                                              THE CHICAGO DOCK AND CANAL TRUST
                                                     AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS          NINE MONTHS    NINE MONTHS
                                                       (UNAUDITED)                           ENDED         ENDED
                                                                                          JANUARY 31,   JANUARY 31,

                                                                                              1996         1995
                                                                                           -----------   -----------
                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                                   $879            $158
  ADD (DEDUCT)-ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
          NET LOSS FROM DISPOSITION OF REAL ESTATE                                                0           1,729
          GAIN FROM EXTINGUISHMENT OF DEBT                                                        0          (2,067)
          DEPRECIATION AND AMORTIZATION                                                       2,265           2,740
          EFFECT OF AVERAGING RENTAL REVENUE                                                 (2,536)         (3,524)
          EQUITY IN NET LOSS OF LCD PARTNERSHIP                                                 256             372
          CHANGES IN RECEIVABLES                                                             (1,037)         (1,778)
          CHANGES IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                    2,062           3,316
          DIFFERENCE BETWEEN CURRENT INTEREST PAYABLE AND CONTRACTUAL INTEREST                  748           1,417
          AMORTIZATION OF LOAN FEES                                                              61             134
          OTHER                                                                                 (44)             (7)
                                                                                           -----------   -----------


CASH PROVIDED BY OPERATING ACTIVITIES                                                         2,654           2,490
                                                                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          PROCEEDS FROM SALES AND MATURITIES OF INVESTMENTS AVAILABLE FOR SALE                    0             500
          PURCHASES OF INVESTMENTS AVAILABLE FOR SALE                                             0          (1,456)
          NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS                            (1,208)           (557)
          NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS-RESTRICTED                   (261)            604
          ADDITIONS TO INVESTMENTS IN REAL ESTATE                                              (442)         (1,014)
          MUSIC AND DANCE THEATER LAND SALE                                                       0           1,250
          LEASE COMMISSIONS AND OTHER                                                           (52)            (83)
                                                                                           -----------   -----------

CASH FLOWS (USED IN) INVESTING ACTIVITIES                                                    (1,963)           (756)
                                                                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          CASH DIVIDENDS DECLARED                                                              (174)           (174)
          PROCEEDS FROM BANK LINE OF CREDIT                                                       0           4,000
          PAYMENT OF MORTGAGE LOAN FEES                                                           0            (169)
          PRINCIPAL PAYMENTS ON LOANS                                                           (68)         (4,062)
                                                                                           -----------   -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES                                                      (242)           (405)
                                                                                           -----------   -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                           449           1,329

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  344             487
                                                                                           -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $793          $1,816
                                                                                           -----------   -----------
                                                                                           -----------   -----------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1996 AND 1995

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

     OMA Lansing Corporation:

     OMA Lansing Corporation (the "Lansing Corp.") was formed by the Trust during fiscal 1994 as a wholly owned subsidiary. Lansing Corp. owned One Michigan Avenue, a 148,000 sq. ft. office building located in Lansing, Michigan, until December 16, 1994 when the Trust agreed to permit the sale by foreclosure of the building to its lender, Pacific Mutual Life Insurance Company. The Trust consolidates the operations of the Lansing Corp. in these financial statements.

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

     As of September 30, 1995, total assets and liabilities of NSJV were $47,188,000 and $39,072,000, respectively. For the nine months ended September 30, 1995, NSJV recorded gross revenues of $5,194,000 and total expenses of $6,103,000, which resulted in a net loss of $909,000. Included in total expenses is depreciation and amortization expense, which for the nine months ended September 30, 1995 equaled $1,297,000. LCD has a fiscal year which ends on April 30 and NSJV uses the calendar year. Accordingly, LCD records its proportionate share of NSJV's operating results four months in arrears.

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

     The lessee also has an option to purchase the land. The earliest date on which the land could be acquired pursuant to the option is August 1, 2003. The purchase option provides that the land price will be the greater of (i) $40 million at January 1, 1999 escalating thereafter by the increase in the Consumer Price Index, but not less than 5% nor more than 10% per year or (ii) the highest annual ground rent payable during the thirty-six month period preceding the closing date divided by the Applicable Capitalization Rate which ranges from 7.2% - 7.5%. In addition, in the event the option is exercised during the twelfth operating year beginning April 1, 2003, a supplemental amount of $2.5 million will be added to the purchase price. If the option were exercised at its earliest date, April 1, 2003, the minimum purchase price which the Trust would receive is approximately $52 million.

     The Trust recognizes as rental revenue the average minimum base rent payable over the initial 50 year term of the lease. This rent increases from $150,000 in 1989 to approximately $16 million in 2038. The average rent calculation also considers the minimum purchase price pursuant to the terms of the above described purchase option. Under the Trust's method of revenue recognition, the total carrying value of the land and the related accrued rent receivable will never exceed the minimum option purchase price. The annual rental income recognized on the lease is approximately $4,848,000. The cash rent received during the first nine months of fiscal 1996 equaled $1,100,000.

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

4.   Mortgage Notes Payable

     At January 31, 1996, mortgage notes payable consisted of two notes secured by first mortgages on the rents from and the land under the Kraft Building, and the rents from and the land under the Sheraton Chicago Hotel & Towers. Both notes are non-recourse with respect to the Trust.

     The principal balance of the Kraft Building note issued in May 1987, was $5,744,000 at January 31, 1996. It is due in April 2016, bears interest at an annual rate of 9.5%, payable monthly, and is self-amortizing over its term. The carrying value of collateral pledged on this note at January 31, 1996 equaled $15,000.

     At January 31, 1996, the principal balance of the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers was $22,305,000.
The note is due January 1, 2005. The initial principal amount of the loan was $14,367,000 and the interest rate is 10.25%. Amounts are payable monthly, but through December 31, 1998, the debt service currently payable coincides with the ground rent due under the Sheraton lease. The difference between current interest payable and the contractual interest is added to principal. Starting in 1999, debt service will be computed on a 30 year amortization schedule based on the then current principal balance. The carrying value of collateral pledged on this note at January 31, 1996 was $33,875,000 and consisted of land, the depreciated basis in land improvements and accrued but unbilled rent.

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

     On December 23, 1994, the Trust entered into a revolving credit agreement with First Bank, N.A. The agreement has a three year term and provides for a maximum commitment by the lender of $20,000,000. The agreement is secured by the Cityfront Place Mid-Rise. Initially, the Trust borrowed $4,000,000 of the available credit and used the proceeds to retire the $4,000,000 Cityfront Place Mid-Rise note issued February 25, 1992. During the fourth quarter of fiscal 1995, the Trust repaid the $4,000,000 initially advanced under the credit facility using available cash and cash equivalents and investments available for sale. Accordingly, at January 31, 1996, the full amount of the facility is available. Interest only, based on LIBOR plus 135 basis points, is due monthly on the amount advanced under the revolving credit agreement. The carrying value of collateral pledged on this revolving credit agreement at January 31, 1996 equaled $46,600,000.

5.   Short-Term Investments - Restricted

     As a requirement of the revolving credit agreement entered into by the Trust on December 23, 1994 with First Bank, N.A., the Trust agreed to make monthly payments into an escrow account. This account funds the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At January 31, 1996, the balance in this account equaled $391,000.

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

     The Trust entered into an agreement on August 11, 1995 (which was expanded and superseded by an agreement dated January 18, 1996) with Kerr-McGee Chemical Corporation ("KMCC"), the successor to a former tenant of the Tested Site, regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC will be responsible for the remediation of the Tested Site and the Trust has the obligation to reimburse KMCC for 25% of the cost of remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000. Legal counsel has advised the Trust that it may have claims for coverage for some or all of its share of the remediation costs under its current or prior insurance policies.

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

7.   Subsequent Events

     On February 28, 1996, a special committee of the Board of the Trust retained Lehman Brothers Inc. as financial advisor to assist the Trust in studying strategic alternatives designed to enhance shareholder value.

ITEM 2

                THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     During the third quarter of fiscal 1996, the Trust leased four surface parking lots containing 725 stalls to System Parking, Inc. The lots had previously been leased to North Pier Chicago on a fixed rental basis. The new lease started January 1, 1996 and provides that the Trust will receive varying percentages of the gross revenue generated by the lots. System Parking will be responsible for paying the operating expenses of the lots, but the Trust has the obligation to pay the real estate taxes. The recent renovation of the nearby Navy Pier has created significant demand for parking in the area and the Trust expects a significant increase in net cash flow under the terms of the new lease compared to the prior lease.

     The lease with Ogden Partners North for the first eight townhome lots commenced January 1, 1996. Ogden Partners is currently marketing the townhomes on the leased land. The monthly rental to the townhome purchaser will average $600 per month escalating annually over the 99 year lease term by the increase in the Consumer Price Index. The lessees will be responsible for the payment of real estate taxes and other expenses. The full townhome development allows for an additional 48 units which may be built over the next several years.

     As previously reported, the Trust previously signed a conditional letter of intent with Senior Lifestyle Corporation ("SLS") for the development of a 225 unit senior housing facility on land which the Trust would lease to SLS. SLS has informed the Trust that, to date, they have been unable to arrange the necessary financing for the project under the terms of the letter of intent.
The Trust and SLS are discussing alternative transaction structures which could attract the required financing, but no definitive modification to the current letter of intent has been agreed upon. Unless extended by mutual agreement of the parties, the current letter of intent will expire on March 31, 1996.

     On February 28, 1996, the Trust announced that a special committee of the Board had retained Lehman Brothers Inc. as financial advisor to assist the Trust in studying strategic alternatives designed to enhance shareholder value.

     The dividend payable March 1, 1996 was increased to $.04 per share compared to the prior quarterly dividend of $.01 per share.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 1996 VERSUS
     NINE MONTHS ENDED JANUARY 31, 1995

Revenues:

     Revenue from rental property decreased for the nine months ended January 31, 1996 compared to the same period in the prior year primarily due to the disposition of One Michigan Avenue in December 1994. The Trust recorded no revenue from One Michigan Avenue in the current nine month period compared to $1,477,000 recorded in the first nine months of the prior year. Revenue increased in the current nine month period by $503,000 due to the termination effective July 31, 1995 by the Trust of the master lease with respect to the surface parking lot known as parcel P-9. Revenue increased an additional $275,000 in the current nine month period due to the new lease with System Parking, Inc., effective January 1, 1996 for four surface parking lots, including the lot on parcel P-9. Revenue from the Mid-Rise also increased during the current period by $381,000 due to a combination of higher rates and higher occupancy compared to the same nine month period in the prior year. Revenue from Waterplace Park, however, decreased by $318,000 due primarily to the expiration of the lease for Tri-County in March 1995.

     Due to the termination of the lease with respect to parcel P-9 effective July 31, 1995 and due to the terms of the new lease with System Parking, Inc., effective January 1, 1996 for four surface parking lots, the Trust became liable for real estate taxes on these parcels. As a result, real estate taxes payable by lessees decreased by $252,000 compared to the same period in the prior year. Real estate taxes payable by lessees also reflects a decrease of $166,000 in the estimated tax assessment for the period on the Sheraton Chicago Hotel & Towers. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

     Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The loss for the current nine month period, which ended January 31, 1996, reflects the building's operations from January 1, 1995 through September 30, 1995, the first nine months of New Street Joint Venture's fiscal year. The current period loss had no impact on Trust cash flows since New Street Joint Venture had positive income before depreciation and amortization expense and because of the cash flow priority of LCD's partner in New Street Joint Venture.

Expenses:

     The disposition of One Michigan Avenue in December 1994, is the most significant factor in the reductions in real estate taxes, property operating expenses, depreciation and amortization expense and interest expense for the nine months ended January 31, 1996 compared to the same period in the prior year.

     As a result of the termination of the lease with respect to parcel P-9 effective July 31, 1995, real estate taxes and property operating expenses increased by a combined $279,000 during the current period.

     General and administrative expense increased for the current period primarily as a result of hiring FPL Associates to assist the Trust in its annual long range planning process and due to higher legal expense. General and administrative expense also reflects higher trustee meeting expense due to an increase in the number of meetings and an increase in the cost of printing and distributing shareholder reports.

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

THREE MONTHS ENDED JANUARY 31, 1996 VERSUS
     THREE MONTHS ENDED JANUARY 31, 1995

Revenues:

     The increase in revenue from rental property for the three months ended January 31, 1996 compared to the same period in the prior year was due to several factors. The new lease with System Parking, Inc., effective January 1, 1996 for four surface parking lots, increased revenue by $275,000. Revenue increased an additional $128,000 due to the termination effective July 31, 1995 by the Trust of the master lease with respect to the surface parking lot known as parcel P-9. Revenue from the Mid-Rise also increased during the current quarter by $93,000 due to a combination of higher rates and higher occupancy compared to the same quarter in the prior year. Due to its December 1994 disposition, the Trust recorded no revenue from One Michigan Avenue in the current quarter compared to $384,000 recorded in the third quarter of the prior year. Revenue from Waterplace Park also decreased by $77,000 due primarily to the expiration of the lease for Tri-County in March 1995.

     Due to the termination of the lease with respect to parcel P-9 effective July 31, 1995 and due to the terms of the new lease with System Parking, Inc., effective January 1, 1996 for four surface parking lots, the Trust became liable for real estate taxes on these parcels. As a result, real estate taxes payable by lessees decreased by $162,000. Real estate taxes payable by lessees also reflects a decrease of $56,000 in the estimated tax assessment for the quarter on the Sheraton Chicago Hotel & Towers. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

     Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The loss during the Trust's third quarter of fiscal 1996, which ended January 31, 1996, reflects the building's operations from July 1, 1995 through September 30, 1995, the third quarter of New Street Joint Venture's fiscal year. The current quarter loss had no impact on Trust cash flows since New Street Joint Venture had positive income before depreciation and amortization expense and because of the cash flow priority of LCD's partner in New Street Joint Venture.

EXPENSES:

     The disposition of One Michigan Avenue in December 1994 is the most significant factor in the reductions in real estate taxes, depreciation and amortization expense and interest expense for the three months ended January 31, 1996 compared to the same period in the prior year.

     As a result of the termination of the lease with respect to parcel P-9 effective July 31, 1995, real estate taxes and property operating expenses increased by a combined $109,000 during the current period.

     General and administrative expense increased for the current quarter primarily as a result of hiring FPL Associates to assist the Trust in its annual long range planning process.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS:

     OPERATING

     Cash flows from operating activities increased for the first nine months of fiscal 1996 compared to the same period in the prior year due primarily to an increase in cash flows from parking operations due to the combination of the termination of the master lease with respect to the surface parking lot known as parcel P-9 effective July 31, 1995 and the commencement of the new lease with System Parking, Inc., effective January 1, 1996 for four surface parking lots.

     INVESTING

     Cash flows used in investing activities increased during the nine months ended January 31, 1996 primarily due to the receipt of $1,250,000 from the sale of the Music and Dance Theater site during the prior year. Cash flows used in investing activities also increased as a result of a net combined increase in the acquisition of restricted and unrestricted short-term investments. This increase was partially offset by a reduction in investment in tenant improvements, primarily in One Michigan Avenue, which had been recorded in the same period in the prior year.

     FINANCING

     Cash flows used in financing activities during the current nine month period decreased compared to the same period in fiscal 1995 due to the payment of mortgage loan fees in connection with the revolving credit agreement entered into with First Bank, N.A. during December 1994.

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

     Funds from Operations equaled $3,539,000 for the nine months ended January 31, 1996 compared to $2,985,000 for the same period in the prior fiscal year. This increase of $554,000 in Funds from Operations is primarily due to an increase in parking revenues due to the combination of the termination of the master lease with respect to the surface parking lot known as parcel P-9 effective July 31, 1995 and the commencement of the new lease with System Parking, Inc., effective January 1, 1996 for four surface parking lots, including the lot on parcel P-9.

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

     The Trust has historically used non-recourse debt secured by individual properties as the primary source of additional capital, when needed, to fund acquisitions or development. It has also acquired income producing properties in tax-deferred exchanges in which little or no debt was required. The Trust currently has four income producing properties with no debt - Waterplace Park, Lincoln Garden, the Cityfront Place Mid-Rise and the Ogden Plaza parking facility. The Trust has a three year $20,000,000 revolving credit agreement with First Bank, N.A. secured by the Mid-Rise apartment building which expires in December 1997. At January 31, 1996, the full amount of the facility is available. At January 31, 1996, total interest bearing debt of the Trust equaled $28,049,000, all of which was fixed rate debt.

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

     The Trust entered into an agreement on August 11, 1995 (which was expanded and superseded by an agreement dated January 18, 1996) with Kerr-McGee Chemical Corporation ("KMCC"), the successor to a former tenant of the Tested Site, regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC will be responsible for the remediation of the Tested Site and the Trust has the obligation to reimburse KMCC for 25% of the cost of remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000.

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

     Phase III infrastructure consists primarily of the River Esplanade and River Drive east of McClurg Court, Du Sable Park (a 3 acre park east of Lake Shore Drive), the slip promenade on the south bank of the Ogden Slip and upgrading of the remainder of East North Water Street. The total current cost of the improvements is estimated to be approximately $12 million. Under the terms of the lease with Ogden Partners North, Inc., this lessee would construct a portion of the Phase III infrastructure at its expense. The Trust is obligated to contribute $600,000 for improvements to be made in Du Sable Park, which are expected to be completed during calendar 1996. The remainder of Phase III will be constructed as needed to support additional development in the area. However, certain improvements are required to be completed no later than the completion of 2,500 units of residential development on the east portion of Cityfront Center. It is the intention of the Trust to finance future infrastructure with cash on hand, its current credit facility, general corporate indebtedness, borrowings secured by its income producing properties and ground leases, asset sales or some combination of these sources.

     The New Street Joint Venture Agreement obligates LCD and Northwestern Mutual to contribute, if necessary, their prorata shares of funds related to the operation of the High-Rise building. As of January 31, 1996, LCD had funded $335,000 as its share of additional capital contributions, all of which was contributed prior to fiscal 1994. LCD currently holds approximately $865,000 in short term investments. The Trust's two-thirds share of these short term investments is not reflected on the Trust's balance sheet and is in addition to the Trust's cash and investments. The New Street Joint Venture agreement provides for Northwestern Mutual to receive a priority return of operating cash flow and the proceeds from sale or refinancing of the High-Rise. Cash flow must increase significantly from its current level for LCD to receive any cash distributions from New Street Joint Venture after the payment of Northwestern's preferential return.

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

     At Waterplace Park in Indianapolis, the lease for the largest tenant, Tri-County Mental Health, expired at the end of March 1995. Tri-County had occupied 29,000 square feet, or 28% of the total complex, prior to vacating. Recently a current tenant signed a lease to occupy, in April 1996, 12,500 square feet of the space previously occupied by Tri-County. This tenant will vacate 7,500 square feet it currently occupies, resulting in net increase in occupancy of 5,000 square feet. In addition, a potential new tenant recently signed a letter of intent to lease another 12,500 square feet effective in May 1996. Should both deals occur, occupancy at Waterplace Park would climb to 83%.

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

     Also starting July 1, 1995, the percentage rent provisions of the hotel ground lease became effective. The Trust received $226,000 from the hotel as a deposit against percentage rent from July 1, 1995 through December 31, 1995 for the operating year ending March 31, 1996. This amount represents a deposit and has not been earned. The lease calls for quarterly deposits based on quarterly revenues but the actual calculation of percentage rent is not made until after the operating year end based on hotel operations for the entire operating year.

     Management considers that the Trust's liquidity at January 31, 1996 is adequate to meet its operating needs and commitments.

PART II

Item 6(a) -         Exhibits -

     3.2 Bylaws of The Chicago Dock and Canal Trust adopted February 13, 1996 are filed herewith.

Item 6(b) -         Reports on Form 8-K.

     The Trust filed a Form 8-K on February 28, 1996 reporting that a special committee of its Board had hired Lehman Brothers Inc. as financial advisor to assist the Trust in studying strategic alternatives to enhance shareholder value.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE CHICAGO DOCK AND CANAL TRUST



                               /S/          DAVID R. TINKHAM
                               -------------------------------------------
                                   David R. Tinkham, Vice President
                                   and Chief Accounting Officer


March 14, 1996