Form 10-K
period 1996-04-30
CHICAGO DOCK & CANAL TRUST
filed 1996-07-09
CIK 774658

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                       For the Fiscal Year Ended April 30, 1996
                            Commission File Number 0-13804

                           THE CHICAGO DOCK AND CANAL TRUST
                (Exact Name of Registrant as Specified in its Charter)


              ILLINOIS                               36-2476640
    (State or Other Jurisdiction                   (IRS Employer
         of Incorporation)                       Identification No.)

    455 EAST ILLINOIS STREET, SUITE 565
              CHICAGO, ILLINOIS                         60611
    (Address of Principal Executive Offices)          (Zip Code)

                                    (312) 467-1870
                 (Registrant's Telephone Number, Including Area Code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                 Title of Each Class
                                --------------------

                  Common Shares of Beneficial Interest-no par value


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) with the Commission, and (2) has been subject to the filing requirements for at least the past 90 days.

                            Yes    x           No
                               ----------        ---------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     MARKET VALUE

    Based on the last sale price on May 28, 1996 of $14.00 per share, as reported on NASDAQ, the aggregate market value of the outstanding Shares of Beneficial Interest held by non-affiliates of the Registrant as of May 28, 1996 was $79,159,654.



                                  OUTSTANDING SHARES

    The number of Common Shares of Beneficial Interest, no par value, outstanding as of May 28, 1996 was 5,783,800.



                         DOCUMENTS INCORPORATED BY REFERENCE


                                                     Portion of Form 10-K
Description of Document                               Where Incorporated
- -----------------------                               ------------------

Portions of the Registrant's definitive Proxy         Part III Items 10, 11,
Statement, to be filed pursuant to Regulation 14A,    12 and 13.
issued in connection with its Annual Meeting of Shareholders to be held on October 15, 1996.

                           THE CHICAGO DOCK AND CANAL TRUST


                                      FORM 10-K

                ANNUAL REPORT FOR THE FISCAL YEAR ENDED APRIL 30, 1996

                                  TABLE OF CONTENTS


Description                                                          Page
- -----------                                                          ----
PART I
    Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . 4
    Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .11
    Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .13
    Item 4.   Submission of Matters to a Vote of Security Holders. . .13
              Executive Officers of the Trust. . . . . . . . . . . . .14
PART II
    Item 5.   Market for the Trust's Common Shares and Related
              Security Holder Matters. . . . . . . . . . . . . . . . .15
    Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . .16
    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . .18
    Item 8.   Financial Statements and Supplementary Data. . . . . . .27
    Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure . . . . . . . .50
PART III
    Item 10.  Trustees and Executive Officers of the Trust . . . . . .50
    Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .50
    Item 12.  Security Ownership of Certain Beneficial Owners
                and Management . . . . . . . . . . . . . . . . . . . .50
    Item 13.  Certain Relationships and Related Transactions . . . . .50

PART IV
    Item 14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K. . . . . . . . . . . . . . . . . .50

                           THE CHICAGO DOCK AND CANAL TRUST
                               FORM 10-K, ANNUAL REPORT
                         FOR FISCAL YEAR ENDED APRIL 30, 1996

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

    On February 28, 1996 the Trust retained Lehman Brothers Inc., as its financial advisor to assist in studying strategic alternatives designed to enhance shareholder value. As part of this study, the Board, on April 11, 1996, authorized Lehman Brothers to seek preliminary indications of interest for a potential business combination involving the Trust. There can be no assurance that any transaction will occur as a result of this study.

    As of April 30, 1996, the Trust's principal real estate investments consisted of: (i) fee title or other interests in approximately 22 acres of partially developed land in Cityfront Center in downtown Chicago (including certain developed sites discussed below); (ii) Waterplace Park, an office complex in Indianapolis, Indiana; and (iii) Lincoln Garden, an office complex in Tampa, Florida.

    The Trust's property in Chicago is located on the north bank of the Chicago River, east of Michigan Avenue and west of Lake Michigan. This land was originally owned by the corporate predecessor of the Trust, which was formed in 1857. During the latter part of the 19th century, the land was developed for industrial use, benefiting from its prime location as a transportation hub with water and rail access. In the early 1960's, the Trust adopted a program to redevelop its property for residential and commercial use commencing in 1965 with the long-term ground lease of a site for Lake Point Tower, a 70 story apartment building; this site was exchanged in 1983 for other developed real estate, an installment note and cash. In 1983 the Trust contributed its remaining land to Chicago Dock-Equitable Venture ("CDEV"), a joint venture with
The Equitable Life Assurance Society of the United States ("Equitable").   In
1985, the Chicago City Council approved a Planned Development Ordinance for the property owned by CDEV and the project was named Cityfront Center. In November 1985, the Venturers agreed to dissolve CDEV because of their inability to agree on basic business strategies relating to the development of CDEV's property. As part of the dissolution, the Trust received the portion of the Cityfront Center property lying east of Columbus Drive.

    The neighborhood surrounding the Trust's property has experienced much recent development activity, including the new University of Chicago Graduate School of Business facility, the expansion of Northwestern Memorial Hospital, and the redevelopment of Navy Pier. Located east of Lake Shore Drive, Navy Pier was redeveloped at a reported cost of $200 million and first reopened in May 1995. The 3,000 foot long Pier has attracted over 4 million visitors since its reopening. These visitors have led to a substantial increase in revenue generated by surface parking lots on the Trust's land held for development.

    Currently, the first 28 units of the East Water Place townhome project are under construction on a portion of the Trust's land in Cityfront Center. The Trust is leasing the land for these townhomes. Ultimately, the project is expected to contain 56 units. The first units are scheduled for occupancy in the fourth quarter of calendar 1996.

    The following projects have been completed, are under construction, or are scheduled for construction on the Trust's portion of Cityfront Center:

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

    SHERATON CHICAGO HOTEL & TOWERS

    In October 1988, the Trust entered into a 50 year ground lease (with lessee options to extend the term 49 more years) for 2.3 acres of land with Tishman Realty Corporation of Cook County ("Tishman Realty") for the development of a 1,200 room convention hotel. The ground lease also contains a lessee option to purchase the property first exercisable in the year 2003. The Trust was obligated to provide certain infrastructure improvements in the area of the hotel prior to its completion. Construction of the required infrastructure began in July 1990 and was completed in March 1992. The hotel also opened in March 1992.

    CITYFRONT PLACE MID-RISE

    On December 17, 1991, the Trust acquired the Cityfront Place Mid-Rise apartment complex ("Mid-Rise"). The acquisition of the Mid-Rise was part of a transaction in which the Trust exchanged its 62% undivided interest in the Equitable Building in Chicago for the Mid-Rise. The Mid-Rise, which is part of the three building complex known as Cityfront Place, consists of two 12-story buildings containing a total of 424 rental units and parking for 338 cars. The Mid-Rise first opened in May 1991 and was acquired by the Trust for $52.5 million.

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

    OGDEN PLAZA PARKING FACILITY

    In conjunction with the infrastructure associated with the Sheraton Chicago Hotel & Towers, the Trust constructed a 300 stall parking facility under and adjacent to Ogden Plaza. The facility contains an additional 100 stalls in an area under Columbus Drive, adjacent to Ogden Plaza, which is occupied pursuant to a license from the City of Chicago. The Ogden Plaza parking facility, which opened in March 1992, serves the parking needs for the hotel and the current surrounding office and residential buildings. It will also serve the future planned developments adjacent to the east and north of the facility, including the performing arts theater discussed below. During fiscal 1996, the Trust improved a parcel, P-7, adjacent to Ogden Plaza on the east with a surface parking lot containing an additional 100 stalls, which are operated in conjunction with the Ogden Plaza facility.

    CHICAGO MUSIC AND DANCE THEATER, INC.

    During the third quarter of fiscal 1995, the Trust sold a parcel of land to the Chicago Music and Dance Theater, Inc. (the "Theater") for the construction of a 1,500 seat performing arts theater in Cityfront Center. The site is approximately 41,000 square feet and is located in the view corridor on the east-west axis with Ogden Slip. Under the zoning applicable to the site, there is a height limitation of 150 feet. The Theater is currently raising funds and seeking debt financing for the construction of the project. The Trust retained repurchase rights for the site if the Theater has not made a substantial commencement of construction prior to September 1, 1996 or a substantial completion of construction prior to September 1, 1999, in each case subject to force majeure delays.

    EAST WATER PLACE TOWNHOMES

    During fiscal 1996 the Trust entered into a ground lease with Ogden
Partners North, Inc. for the development of townhomes on a 2.5 acre site. This site is subject to a height limitation of 150 feet. This master lease contemplates the lease of the entire townhome site in phases to the developer, who will build and sell townhomes on the site and make partial assignments of the master lease to the individual townhome purchasers. The developer lessee's interest under the master lease has been assigned by Ogden Partners North, Inc. to East Water Place, L.P., a limited partnership organized and controlled by it. The lease for land for the first eight units commenced January 1, 1996. On May 17, 1996, East Water Place, L.P. leased land for an additional 12 units and obligated itself to lease land for the remaining 36 units over the next three years; on June 12, 1996 it leased land for an additional 8 units. East Water Place Townhomes is expected to ultimately contain 56 units. The monthly rent payable by all townhome purchasers will average $600 per unit escalating annually over the 99 year lease term by the increase in the Consumer Price Index. In addition to the base monthly rental, upon the initial sale of each townhome by the developer lessee (other than the 8 units in the first phase), the Trust is entitled to an additional rent payment, determined on the basis of the per square foot sale price of the unit, but not less than $5,000 per unit. The developer lessee under the master lease and the townhome lessees under the individual townhome leases are also responsible for the payment of real estate taxes and all other expenses.

    UNDEVELOPED LAND

    In addition to the developments described above, the zoning applicable to the Trust's portion of Cityfront Center pertains to the following areas owned or controlled by the Trust and permits the following uses and building areas:

                         Site Area             Total Developable Building Area
                         (in acres)                    (in million sq. ft.)
               ------------------------------  -------------------------------
                          Increase/                        Increase/
               4/30/95   (Decrease)   4/30/96   4/30/95   (Decrease)   4/30/96
               -------   ----------   -------   -------   ----------   -------

Commercial     4.2            -         4.2       5.5         -          5.5
Residential    9.0          (2.5)       6.5       4.1       (0.2)        3.9

     The decrease in site area and developable building area in the preceding table represents the land and building areas leased or committed to be leased by East Water Place, L.P. for the development of 56 townhomes. The site area and developable building area include parcel P-7 which was improved with a surface parking lot during fiscal 1996.

     The Trust has some flexibility in the uses allowed under its zoning. It can substitute up to 500,000 square feet of residential building area for commercial building area or substitute up to 3,650,000 square feet of commercial building area for residential building area.

     In addition to the preceding, the Trust owns a 2.1 acre site in Cityfront Center which is currently occupied by the Kraft Building. It is under lease until April 2016, at which time the improvements thereon will revert to the Trust. Due to the length of the lease, this site was not included in the Planned Development Ordinance.

     INFRASTRUCTURE IMPROVEMENTS

     The Trust plans to construct infrastructure at Cityfront Center in three phases, two of which are now complete. In fiscal 1988, Phase I infrastructure was completed. The major elements of Phase I consisted of filling a portion of Ogden Slip, constructing a portion of the River Esplanade, upgrading Illinois Street and a portion of East North Water Street and constructing three new roads: (1) McClurg Court between Grand Avenue and the Chicago River, (2) New Street, a street west of McClurg Court between Illinois and East North Water Streets and (3) River Drive, a street adjacent to the River Esplanade, west of McClurg Court.

     In conjunction with the development of the Sheraton Chicago Hotel & Towers, the Trust completed the construction of Phase II in fiscal 1992. Phase II consisted of constructing Ogden Plaza, elevated roadways adjacent to Columbus Drive and surrounding the plaza and a parking facility under and adjacent to the plaza. The portion of the River Esplanade adjacent to the hotel was also completed at that time by the developers of the hotel.

     The primary Phase III infrastructure elements are the construction of the River Esplanade and River Drive east of McClurg Court, Du Sable Park (a 3 acre park east of Lake Shore Drive), the slip promenade on the south bank of the Ogden Slip and the upgrading of the remainder of East North Water Street. The current cost of Phase III is estimated to be approximately $8.5 million, which includes the Trust's obligation to contribute $600,000 for improvements to be made in Du Sable Park expected to be completed during calendar 1996. The remainder of Phase III will be constructed as needed to support additional development in the area but not later than the completion of 2,500 units of residential development on the east portion of Cityfront Center of which approximately 1,400 units have been completed to date. The estimated cost of the remaining infrastructure is based on a number of assumptions, including, but not limited to the following: (i) East Water Place, L.P. completes all improvements on parcels P-15 and P-17 related to the slip promenade on the south bank of the Ogden Slip; (ii) the Chicago Music and Dance Theater, Inc. completes a pedestrian concourse through parcel P-7A; (iii) the estimate is based on design development drawings; actual site conditions may materially increase the amount; and (iv) the cost estimate includes hard construction costs only and is stated in terms of current costs.

     INVESTMENT PORTFOLIO DIVERSIFICATION

     As of April 30, 1996, the Trust owned property located in Chicago, Illinois, Tampa, Florida and Indianapolis, Indiana.

     The Tampa property was acquired on July 31, 1986 as part of the exchange of the Trust's interests in the Palmolive Building located in Chicago, Illinois. The Indianapolis property was acquired on September 30, 1986 in exchange for a portion of North Pier in Chicago, Illinois.

                               REAL ESTATE INVESTMENTS

     The following table summarizes the financial statement net carrying value of the Trust's real estate investments by type as of April 30, 1996:


                                                                                          Financial Statement
                                                                                          Net Carrying Value
                                                                                  -----------------------------
                                                                 Number of
          Type of Investment                                     Investments          Amount           Percent
          ------------------                                     -----------          ------           -------
Residential (Outright ownership and partnership interest). . . .     2             $ 44,472,196          55.7%
Land and land improvements held for development. . . . . . . . .     1               14,955,676          18.7%
Office . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2               12,327,858          15.5%
Ground lease (Hotel, Office Building and Townhomes). . . . . . .     3                5,618,285           7.0%
Parking facility . . . . . . . . . . . . . . . . . . . . . . . .     1                2,471,736           3.1%
                                                                     -             ------------         ------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9             $ 79,845,751         100.0%
                                                                     -             ------------         ------
                                                                     -             ------------         ------



    INVESTMENT STRATEGY

    The Trust emphasizes long-term asset appreciation related to its undeveloped properties and the maximization of cash flow and asset value of its interests in currently developed properties. It seeks to develop its property expeditiously while limiting the amount of risk it assumes in that development. It also seeks to participate in potential increases in cash flows and residual values in its development projects. To accomplish these objectives, the Trust has entered into unsubordinated ground leases, formed a joint venture and exchanged other assets to acquire a completed residential building in Cityfront Center. It continues to seek future development opportunities for its property in Cityfront Center in similar arrangements, but will also consider other transaction structures which it believes will maximize the value of its assets.

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

    While the Trust may not, under federal tax law applicable to REIT's, hold property for sale in the ordinary course of business, its policy is to evaluate periodically its portfolio of properties which might be considered for sale, lease or exchange, for example, the sale transaction with the Chicago Music and Dance Theater, Inc. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations). The Trust's preference is to structure transactions to defer the current recognition of taxable gain, either through exchanges, installment sales or long-term ground leases.

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

    As an owner of developed commercial and residential real estate properties, the Trust competes with other owners of similar properties. The Trust competes with other residential buildings in the area, including the Cityfront Place High-Rise, in which the Trust is also a partner, and North Pier Apartment Tower, both of which are located in Cityfront Center. With respect to its ground lease on the Sheraton Chicago Hotel & Towers site, the minimum rent is payable without regard to the occupancy of the hotel. Beginning July 1, 1995, the Trust became eligible to receive percentage rent based on the hotel's gross revenues if and to the extent such percentage rent exceeds base rent.

    EMPLOYEES

    The Trust is self administered and had eight full time employees as of May 28, 1996.

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

    TRUSTEES

     At April 30, 1996 there were eight Trustees of the Trust, one of whom was also an employee of the Trust. The non-employee Trustees are paid annual fees (currently in the form of stock options), meeting fees and committee fees and are reimbursed for travel and related expenses. The non-employee Trustees also participate in two Trustee Stock Option Plans.

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

    The Trust's consultants have prepared cost estimates to remediate the contaminated areas on the Tested Site which range from $1 million to $7 million, with $3.5 million representing the estimated cost of the most likely required remediation, which involves excavation and disposal of the areas contaminated by thorium. That range of costs is estimated based on the results of surface measurements, the analysis of samples gathered from nine borings taken on the site and the review of the Unilateral Administrative Order. While the tests conducted to date were made pursuant to the consent order with the EPA, additional conditions may exist on the site which would be discovered only upon excavation.

    The Trust entered into an agreement on August 11, 1995 (which was expanded and superseded by an agreement dated January 18, 1996) with Kerr-McGee Chemical Corporation ("KMCC"), the successor to a former tenant of the Tested Site, regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC is responsible for the remediation of the Tested Site with respect to thorium contamination and any thorium/mixed waste contamination, and the Trust has the obligation to reimburse KMCC for 25% of the cost of this remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000. Legal counsel has advised the Trust that it may have claims for coverage for some or all of its share of the remediation costs under its current or prior insurance policies.


    On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of the Tested Site and the disposal of the contaminated material at an approved off-site facility. The Order also requires the submission of a work plan to the EPA including the expected timetable for the remediation. The Trust anticipates remediation will be completed during fiscal 1997, at which time two parcels, currently used as surface parking lots, will be taken out of service for approximately two to three months according to the anticipated work plan.

    In connection with the option to lease three parcels in Cityfront Center which the Trust granted to Northwestern Memorial Hospital (the "Hospital") in June 1992 and which terminated in November 1992, the Hospital hired an independent consultant to conduct certain tests on the parcels subject to option. The results of those tests were consistent with the findings reported based on the Trust's preliminary environmental reconnaissance conducted in 1989, but also noted the presence of petroleum products spread over an approximate 24,000 square foot area, a portion of which is located under the Tested Site. Based on chemical testing results, the soil is not considered to be hazardous waste. There is no current requirement to remediate the site for this condition. To the extent that some of this area is required to be remediated due to contamination by thorium, the cost of such remediation is covered by the Reimbursement Agreement with KMCC.

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

ITEM 2. PROPERTIES

    The following tables and accompanying discussion set forth information concerning each property in which the Trust owns an equity interest or has a lessor's leasehold interest as of April 30, 1996. See also Schedule III in Item 8 for additional information.


                                                     Rentable Building
                          Year           Year              Area           Number of      Occupancy      Principal
                        Completed      Acquired       (Square Feet)        Tenants       at 4/30/96      Tenants
                         ---------      --------       -------------       ---------      ----------     ---------
OFFICE COMPLEXES-
 Lincoln Garden
 Tampa, Florida           1981           1986              72,922            34              91%        Engineering Science
                                                                                                        Managed Care
                                                                                                        Nationwide Insurance

 Waterplace Park
 Indianapolis, Indiana    1980           1986             106,808            29             86%         CIC Enterprises
                                                                                                        Center for Neuro Rehab
                                                                                                        General Services Admin.



                                                   Total Rentable               Unit Mix                                Residential
                                                                   --------------------------------------------
                                Year       Year       Area (1)                                       2-Bedroom  Parking  Occupancy
                             Completed  Acquired  (Square Feet)   Studios  Convertibles  1-Bedroom  + Duplexes  Stalls  at 4/30/96
                              ---------  --------  -------------   -------  ------------  ---------  ----------  ------  ----------

APARTMENTS-
 Cityfront Place Mid-Rise
 Chicago, Illinois             1991      1991        346,065        80            40        210         94       338        96%

 Cityfront Place
  High-Rise (2)
 Chicago, Illinois             1991      1989        368,442       120           120        180         60       288        96%




                                         Year         Year        Site Area
                                       Completed    Acquired       (Acres)                         Other
                                       ---------    --------       -------        -----------------------------------
PARKING FACILITY-
 Ogden Plaza
 Chicago, Illinois                       1992       1992               1.8          400 stalls (3)

GROUND LEASES-
 Sheraton Chicago Hotel & Towers
 Chicago, Illinois                       1992       1985(4)            2.3          1,200 rooms

 Kraft Building
 Chicago, Illinois                       1936       1985(4)            2.1          409,000 square feet

 East Water Place Townhomes
 Chicago, Illinois                    N/A (5)       1985(4)            2.5          56 townhomes

LAND AND LAND IMPROVEMENTS
 HELD FOR DEVELOPMENT-
 Chicago, Illinois                        N/A       1985(4)           10.7          Current uses include Surface Parking and Vacant
                                                                                    Land


NOTES:

(1) The Mid-Rise includes 13,303 square feet of commercial space, all of which was occupied at April 30, 1996. The High-Rise includes 7,700 square feet of commercial space, of which 4,183 square feet was occupied at April 30, 1996.
(2) The Trust owns an effective 1/3 interest in this building, subject to priority distributions to one of the Venture partners.
(3) Of these stalls, 100 stalls are in an area under Columbus Drive, adjacent to Ogden Plaza, which is occupied pursuant to a license from the City of Chicago. Excludes 100 stalls added during fiscal 1996 to parcel P-7 adjacent to the facility.
(4) Received in the dissolution of CDEV in 1985. The Trust initially contributed this property, a substantial portion of which was owned by the Trust since 1857, to CDEV in 1983 (See Item 1).
(5) This development is under construction and includes the ground lease for the 8 units which commenced January 1, 1996, 12 units which commenced May 17, 1996, 8 units which commenced June 12, 1996 and the obligation to lease the remaining land for 28 units.

LINCOLN GARDEN

    At Lincoln Garden, the Trust's office complex in Tampa, Florida, rent and vacancy levels remain stable. Occupancy averaged 89% during fiscal 1996 and was 91% at April 30, 1996. For the remainder of calendar 1996, leases are due to expire on 16% of the total leasable area.

WATERPLACE PARK

    Occupancy at Waterplace Park averaged 68% during the fiscal year. This occupancy reflects the expiration of the lease for Tri-County Mental Health ("Tri-County") in March 1995. Tri-County, which had occupied approximately 28% of Waterplace Park, was the largest tenant at the property. However, by April 30, 1996 occupancy had increased to 86%. For the remainder of calendar 1996, leases for 6% of the total leasable area are due to expire.

CITYFRONT PLACE

    During fiscal 1996, occupancy averaged 95% and 94% for the Mid-Rise and
High-Rise buildings, respectively.     Average rental rates per square foot at
April 30, 1996 were 6% higher in the Mid-Rise and 4% higher in the High-Rise compared to rates in effect at April 30, 1995.

OGDEN PLAZA PARKING FACILITY

    At the Ogden Plaza parking facility, net revenues for fiscal 1996 were $716,000, a significant increase over the prior fiscal year amount of $512,000. This increase reflects greater demand for parking created by the recent renovation of the nearby Navy Pier and the addition of another 100 stalls on a surface lot adjacent to the facility in September 1995.

SHERATON CHICAGO HOTEL & TOWERS

    The Trust's ground lease related to the Sheraton Chicago Hotel & Towers provides that minimum base rent is due to the Trust regardless of the operations of the hotel. However, the Trust became eligible to receive percentage rent beginning July 1, 1995 if gross revenues from the operations of the hotel multiplied by applicable percentages exceed base rent (See Note 4 to the financial statements). During fiscal 1996 the Trust recognized as revenue $96,000 of percentage rent. Calendar 1995 gross revenues from operations of the hotel equaled $65 million. In comparison, during calendar 1994 the hotel recognized gross revenues from operations of $58 million. Average occupancy during calendar 1995 was approximately 72%, compared to the average occupancy during calendar 1994 of 68%.

KRAFT BUILDING

    The Trust leases 2.1 acres of land to Kraft, Inc. (which is sub-leased to the City of Chicago) pursuant to a lease which expires in April 2016. The rent is fixed at $640,000 per year for the term of the lease. The lessee is responsible for the payment of all operating expenses and real estate taxes. The land is improved with a 409,000 square foot office building which was initially constructed in the 1930's and is largely obsolete.

EAST WATER PLACE TOWNHOMES

    East Water Place Townhomes is a development which is expected to ultimately contain 56 townhomes on 2.5 acres of land leased by the Trust. The lease of land sufficient for the first 8 townhomes commenced January 1, 1996, for the next 12 townhomes on May 17, 1996 and for the next 8 townhomes on June 12, 1996. This master lease obligates the developer, East Water Place, L.P., to lease the remaining land in phases over the next three years. The developer will build and sell townhomes on the site and make partial assignments of the master lease to the individual townhome purchasers.

    The leases provide for monthly rental to the Trust which averages $600 per townhome, escalating annually by the increase in the Consumer Price Index over the 99 year term. In addition to the base monthly rental, upon the initial sale of each townhome by the developer lessee (other than the 8 units in the first phase), the Trust is entitled to an additional rent payment, determined on the basis of the per square foot sale price of the unit, but not less than $5,000 per unit. The lessees are responsible for the payment of all real estate taxes and all other expenses.

LAND AND LAND IMPROVEMENTS

    Land and land improvements held for development includes surface parking lots and other parcels which are currently vacant. During the third quarter of fiscal 1996, the Trust leased four surface parking lots containing 725 stalls to System Parking, Inc. The lots had previously been leased to North Pier Chicago on a fixed rental basis. The new lease started January 1, 1996 and provides that the Trust will receive varying percentages of the gross revenue generated by the lots. For calendar year 1996, minimum rent will equal $3,600,000 (subject to potential adjustment during the remediation of the Tested Site) (See
Item 1). System Parking will be responsible for paying the operating expenses of the lots, but the Trust has the obligation to pay the real estate taxes. The recent renovation of the nearby Navy Pier has increased demand for parking in the area and the Trust expects an increase in net cash flow under the terms of the new lease compared to the prior lease.

    One of the surface parking lots includes the Tested Site (See Item 1). In the fourth quarter of fiscal 1995, the Trust recorded environmental remediation expense of $1,035,000 based upon the resolution of accounting and other issues related to environmental remediation costs of property held for development. This amount included the Trust's share of testing and legal costs related to the Tested Site through April 30, 1995, plus $750,000, which is the maximum reimbursement obligation of the Trust pursuant to the Reimbursement Agreement entered into with KMCC (See Item 1).

ITEM 3. LEGAL PROCEEDINGS

    In January 1994, the Trust entered into a consent order with the EPA regarding the Tested Site. On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of the Tested Site. Tests indicated that the Tested Site is contaminated by thorium, which was used by a prior tenant on the site. On August 11, 1995, the Trust entered into an agreement (which was expanded and superseded by an agreement dated January 18, 1996) with KMCC regarding the financial responsibilities of the parties for the remediation of the Tested Site (See Item 1).

    The Trust's legal counsel has advised the Trust that it may have claims for coverage for some or all of its share of the remediation costs under its current or prior insurance policies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended April 30, 1996.

                           EXECUTIVE OFFICERS OF THE TRUST

                            PRINCIPAL OCCUPATIONS AND
                             AFFILIATIONS DURING THE
    NAME           AGE          PAST FIVE YEARS
    ----           ---          ---------------
Charles R. Gardner 51   President and Chief Executive Officer of the Trust
                        since January 1982.
David R. Tinkham   41   Vice President-Finance, of the Trust since June 1985.
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

    The following table sets forth the high and low closing sale prices of the shares, as reported by NASDAQ, and dividends declared per share:

                                                 FISCAL 1997
                                                 -----------
    QUARTER                            HIGH      LOW     DIVIDENDS DECLARED
    -------                            ----      ---     ------------------
    First, through May 28, 1996 . . . $14.625   $13.25      (Note 1)

                                                 FISCAL 1996
                                                 -----------
    QUARTER                              HIGH      LOW    DIVIDENDS DECLARED
    -------                              ----      ---    ------------------
    Fourth . . . . . . . . . . . . .    $15.00   $10.375    $.07  (Note 2)
    Third. . . . . . . . . . . . . .     11.00     9.50      .01
    Second . . . . . . . . . . . . .     14.50    10.50      .01
    First. . . . . . . . . . . . . .     12.50    11.375     .01

                                                  FISCAL 1995
                                                  -----------
     QUARTER                              HIGH      LOW    DIVIDENDS DECLARED
     -------                              ----      ---    ------------------
    Fourth . . . . . . . . . . . . .    $11.50    $10.25    $.01
    Third. . . . . . . . . . . . . .     12.00     10.00     .01
    Second . . . . . . . . . . . . .     11.50      9.50     .01
    First. . . . . . . . . . . . . .     10.25      9.00     .01


     (1) The Board of Trustees will consider a dividend at a meeting to be held during the first quarter of fiscal 1997.

     (2) This amount consists of a $.03 per share dividend declared February 13, 1996, payable March 1, 1996, which was in addition to the $.01 per share dividend declared during the third quarter of fiscal 1996, payable March 1, 1996, and a $.04 per share quarterly dividend declared April 11, 1996, payable June 1, 1996.


     APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                              APPROXIMATE NUMBER OF RECORD
     TITLE OF CLASS            HOLDERS AS OF MAY 28, 1996
     --------------            --------------------------
     Common Shares of
     Beneficial Interest                520

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Trust and should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8.


                                                                    FISCAL YEAR ENDED APRIL 30,
                                               --------------------------------------------------------------------
                                                 1996          1995            1994           1993           1992
                                                 ----          ----            ----           ----           ----
                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES . . . . . . . . . . . . . . . .       $ 22,287       $ 22,389       $ 20,714       $ 20,554       $ 19,224
                                               --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------
OPERATING INCOME (LOSS). . . . . . . .         $  1,870       $ (1,019)      $    309       $ (1,412)      $  1,484
INVESTMENT AND OTHER INCOME. . . . . .              334            342            321            376            706
EQUITY IN NET LOSS OF LCD PARTNERSHIP              (349)          (475)          (530)        (1,218)          (830)
RESTRUCTURING EXPENSES . . . . . . . .             (300)            -              -              -              -
NET GAIN (LOSS) FROM DISPOSITION OF
   REAL ESTATE . . . . . . . . . . . .               -          (1,729)            -              -          43,849
                                               --------       --------       --------       --------       --------
NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM. . . . . . . . .            1,555         (2,881)           100         (2,254)        45,209
EXTRAORDINARY ITEM:
GAIN FROM EXTINGUISHMENT OF DEBT . . .               -           2,067             -              -              -
                                               --------       --------       --------       --------       --------
NET INCOME (LOSS). . . . . . . . . . .         $  1,555       $   (814)      $    100       $ (2,254)      $ 45,209
                                               --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------

REAL ESTATE, net . . . . . . . . . . .         $ 79,846       $ 82,314       $103,029       $106,329       $110,157
TOTAL ASSETS . . . . . . . . . . . . .          126,008        123,276        140,156        139,573        138,320
MORTGAGE NOTES PAYABLE . . . . . . . .           28,068         27,369         44,121         42,493         41,080
SHAREHOLDERS' EQUITY . . . . . . . . .           83,874         82,897         83,942         84,073         87,773
PER SHARE:
   EARNINGS (LOSS) . . . . . . . . . .         $    .27       $   (.14)      $    .02       $   (.39)      $   7.82
   DIVIDENDS DECLARED  . . . . . . . .              .10            .04            .04            .25            .31
   BOOK VALUE  . . . . . . . . . . . .            14.50          14.33          14.51          14.54          15.18
OTHER SUPPLEMENTARY DATA:
CASH FLOWS PROVIDED BY (USED IN):
   OPERATING ACTIVITIES. . . . . . . .         $  4,001       $  2,115       $  2,468       $    (26)      $  1,145
   INVESTING ACTIVITIES. . . . . . . .           (3,092)         2,225         (2,148)         1,953         (3,290)
   FINANCING ACTIVITIES. . . . . . . .             (496)        (4,483)          (409)        (2,033)         1,946
FUNDS FROM OPERATIONS (See Note 1) . .            5,403          2,859          4,454          2,328          4,225


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

    The intent of the Board of Governors in the creation of Funds from Operations was to disregard unusual events in the calculation of Funds from Operations. Accordingly, the Trust has excluded restructuring expenses from its calculation of Funds from Operations.

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

                    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                    FOR THE QUARTER ENDED
                                                      ----------------------------------------------------
                                                      JULY 31,    OCTOBER 31,    JANUARY 31,     APRIL 30,
                                                       1995          1995           1996           1996
                                                       ----          ----           ----           ----
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

REVENUES-
  Revenue from rental property . . . . . . .         $3,508         $3,931         $4,009         $4,631
  Real estate taxes payable by lessees . .            1,841          1,483          1,460          1,424
                                                      ------         ------         ------         ------
     Total revenues. . . . . . . . . . . .            5,349          5,414          5,469          6,055
                                                      ------         ------         ------         ------
EXPENSES-
  Real estate taxes. . . . . . . . . . . .              729            743            733            910
  Real estate taxes payable by lessees . .            1,841          1,483          1,460          1,424
  Property operating expenses. . . . . . .              706            859            779            762
  General and administrative . . . . . . .              462            550            472            601
  Depreciation and amortization. . . . . .              750            756            759            755
  Interest expense . . . . . . . . . . . .              715            720            723            725
                                                      ------         ------         ------         ------
     Total expenses. . . . . . . . . . . .            5,203          5,111          4,926          5,177
                                                      ------         ------         ------         ------
     Operating income  . . . . . . . . . .              146            303            543            878
INVESTMENT AND OTHER INCOME. . . . . . . .               86             86             74             88
EQUITY IN NET LOSS OF LCD PARTNERSHIP. . .             (103)           (94)           (59)           (93)
RESTRUCTURING EXPENSES . . . . . . . . . .               -              -            (103)          (197)
                                                      ------         ------         ------         ------
     Net income  . . . . . . . . . . . . .           $  129         $  295         $  455         $  676
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
EARNINGS PER SHARE . . . . . . . . . . . .           $ 0.02         $ 0.05         $ 0.08         $ 0.12
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------



                                                                    FOR THE QUARTER ENDED
                                                      ----------------------------------------------------
                                                      JULY 31,    OCTOBER 31,    JANUARY 31,     APRIL 30,
                                                       1994          1994           1995           1995
                                                       ----          ----           ----           ----
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

REVENUES-
  Revenue from rental property . . . . . . .         $3,956         $4,045         $3,894         $3,630
  Real estate taxes payable by lessees . .            1,886          1,660          1,659          1,659
                                                      ------         ------         ------         ------
     Total revenues. . . . . . . . . . . .            5,842          5,705          5,553          5,289
                                                      ------         ------         ------         ------
EXPENSES-
  Real estate taxes. . . . . . . . . . . .              788            805            761            743
  Real estate taxes payable by lessees . .            1,886          1,660          1,659          1,659
  Property operating expenses. . . . . . .              846            967            703            791
  Environmental remediation expense. . . .               -              -              -           1,035
  General and administrative . . . . . . .              409            441            520            487
  Depreciation and amortization. . . . . .              926            951            863            757
  Interest expense . . . . . . . . . . . .              913          1,060          1,015            763
                                                      ------         ------         ------         ------
     Total expenses. . . . . . . . . . . .            5,768          5,884          5,521          6,235
                                                      ------         ------         ------         ------
     Operating income (loss) . . . . . . .               74           (179)            32           (946)
INVESTMENT AND OTHER INCOME. . . . . . . .               76             88            101             77
EQUITY IN NET LOSS OF LCD PARTNERSHIP. . .             (141)          (112)          (119)          (103)
NET LOSS FROM DISPOSITION OF REAL ESTATE .               -              -          (1,729)            -
                                                      ------         ------         ------         ------
  Net income (loss) before extraordinary
    item . . . . . . . . . . . . . . . . .                9           (203)        (1,715)          (972)
EXTRAORDINARY ITEM-
  Gain from extinguishment of debt . . . .               -              -           2,067             -
                                                      ------         ------         ------         ------
     Net income (loss) . . . . . . . . . .           $    9         $ (203)        $  352         $ (972)
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
EARNINGS (LOSS) PER SHARE. . . . . . . . .           $ 0.00         $(0.03)        $ 0.06         $(0.17)
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------


NOTE: Certain reclassifications have been made to prior quarter statements to make them comparable with the current classifications used.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    FINANCIAL CONDITION

    On February 28, 1996 the Trust retained Lehman Brothers Inc., as its financial advisor to assist in studying strategic alternatives designed to enhance shareholder value. As part of this study, the Board, on April 11, 1996, authorized Lehman Brothers to seek preliminary indications of interest for a potential business combination involving the Trust. There can be no assurance that any transaction will occur as a result of this study.

    During the third quarter of fiscal 1996, the Trust leased four surface parking lots containing 725 stalls to System Parking, Inc. The lots had previously been leased to North Pier Chicago on a fixed rental basis. The new lease started January 1, 1996 and provides that the Trust will receive varying percentages of the gross revenue generated by the lots. System Parking is responsible for paying the operating expenses of the lots, but the Trust has the obligation to pay the real estate taxes. The recent renovation of the nearby Navy Pier has increased demand for parking in the area and the Trust expects an increase in net cash flow under the terms of the new lease compared to the prior lease. For calendar year 1996, the new lease provides for minimum rent of $3,600,000 (subject to potential adjustment during the remediation of the Tested
Site) (See Item 1). Real estate taxes for the most recent known period, calendar year 1994, totaled $975,000 on the four surface parking lots. Under the terms of the prior arrangement, for calendar 1995 the Trust reported net income of $528,000 after payment of real estate taxes.

    The lease with Ogden Partners North, Inc. for the first 8 townhome lots commenced January 1, 1996. On May 17, 1996, East Water Place, L.P., successor as developer lessee to Ogden Partners, leased an additional 12 lots and in doing so obligated itself to lease the remaining 36 lots over the next three years pursuant to the master lease. On June 12, 1996 it leased an additional 8 lots. East Water Place, L.P. is currently marketing the townhomes on the leased land, will build and sell the townhomes, and make partial assignments of the master lease to the individual townhome purchasers. The monthly rent payable by all townhome purchasers will average $600 per unit escalating annually over the 99 year lease term by the increase in the Consumer Price Index. In addition to the base monthly rental, upon the initial sale of each townhome by the developer lessee (other than the 8 units in the first phase), the Trust is entitled to an additional rent payment, determined on the basis of the per square foot sale price of the unit, but not less than $5,000 per unit. The lessees will be responsible for the payment of real estate taxes and other expenses. Real estate taxes for the most recent known period, calendar year 1994, equaled $204,000 for the combined area covering the 8 lots leased January 1, 1996, the 12 lots leased May 17, 1996 and the 8 lots leased June 12, 1996. The full townhome development allows for a total of 56 units.

    As previously reported in August 1995, the Trust signed a conditional letter of intent with Senior Lifestyle Corporation ("SLS") for the development of a 225 unit senior housing facility on land which the Trust would lease to SLS. However, SLS informed the Trust that they were unable to arrange the necessary financing for the project under the terms of the letter of intent which expired on March 31, 1996. The Trust and SLS are continuing to discuss alternative transaction structures which could attract the required financing.

    During fiscal 1996, average occupancy of the Mid-Rise and High-Rise Buildings of Cityfront Place was 95% and 94%, respectively. Occupancy at both buildings equaled 96% as of April 30, 1996. At the Trust's property in Tampa, occupancy increased to 91% at April 30, 1996 compared with 87% a year earlier. Average occupancy for the Tampa property during fiscal 1996 equaled 89%. Occupancy at the Trust's property in Indianapolis averaged 68% during fiscal 1996. This occupancy reflects the expiration of the lease for Tri-County Mental Health ("Tri-County") in March 1995. Tri-County, which had occupied approximately 28% of Waterplace Park, was the largest tenant at the property.
By April 30, 1996 occupancy at Waterplace Park had increased to 86% compared to 60% a year earlier.

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

    The Trust's consultants have prepared cost estimates to remediate the contaminated area on the Tested Site which range from $1 million to $7 million, with $3.5 million representing the estimated cost of the most likely required remediation, which involves excavation and disposal of the areas contaminated by thorium. That range of costs is estimated based on the results of surface measurements, the analysis of samples gathered from nine borings taken on the site and the review of the Unilateral Administrative Order. While the tests conducted to date were made pursuant to the consent order with the EPA, additional conditions may exist on the site which would be discovered only upon excavation.

    The Trust entered into an agreement on August 11, 1995 (which was expanded and superseded by an agreement dated January 18, 1996) with Kerr-McGee Chemical Corporation ("KMCC") regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC is responsible for the remediation of the Tested Site with respect to thorium contamination and any thorium/mixed waste contamination, and the Trust has the obligation to reimburse KMCC for 25% of the cost of this remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000. The Trust may recover some or all of its share of the remediation costs from its insurance carriers.

    On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of the Tested Site and the disposal of the contaminated material at an approved off-site facility. The Order also requires the submission of a work plan to the EPA including the expected timetable for the remediation. The Trust anticipates remediation will be completed during fiscal 1997, at which time two parcels, currently used as surface parking lots, will be taken out of service for approximately two to three months according to the anticipated work plan.

    The operating results for Ogden Plaza parking facility showed significant improvement during fiscal 1996. During the year, the Trust recorded $716,000 of net revenue from the operation of the facility, as compared to $512,000 in the prior fiscal year. This increase reflects greater demand for parking created by the recent renovation of the nearby Navy Pier and the addition of another 100 stalls on a surface lot adjacent to the facility in September 1995.

    Certain tenants are required to pay real estate taxes on land they lease from the Trust. These real estate taxes payable by lessees are reflected as both revenue and expense, and therefore, do not affect net income. Real estate taxes payable by lessees are also reflected as both a receivable and payable in the Trust's consolidated balance sheets.

    The office segment of the Chicago real estate market remains overbuilt. It is unlikely that there will be any significant office project started on the Trust property for at least the next several years. While occupancy in the residential segment of the market has remained relatively strong, current rent levels do not justify new construction of high density apartment towers. However, demand has developed for uses of the land not contemplated in the original plan for Cityfront Center. One example of this demand is a senior housing facility similar to the development discussed earlier involving Senior Lifestyle Corporation. The Trust has six residential sites currently available for development, two of which require no additional infrastructure improvements. The Trust continues to pursue development opportunities in the form of ground leases, joint ventures or outright ownership.

    On February 13, 1996 the Board of Trustees of the Trust declared an increase to the Trust's quarterly dividend to $.04 per share from $.01 per share effective for the dividend paid March 1, 1996. On April 11, 1996 the Board of Trustees of the Trust declared a quarterly dividend of $.04 per share paid June 1, 1996. This dividend increase reflects an overall improvement in the cash flow and the operating results of the Trust.

    RESULTS OF OPERATIONS

    FISCAL 1996 VERSUS FISCAL 1995

    REVENUES:

    Revenue from rental property increased in fiscal 1996 compared to fiscal 1995 primarily due to revenue generated by the Trust's surface parking lots. As a result of a new lease with System Parking, Inc. for four surface parking lots and as a result of the early termination of a prior lease with North Pier Chicago for the parcel P-9 surface parking lot, fiscal 1996 revenues increased by $1,607,000 over fiscal 1995 revenues. Revenue from the Mid-Rise also increased during fiscal 1996 by $427,000 due to a combination of higher rates and higher occupancy compared to fiscal 1995. These increases were partially offset by the disposition of One Michigan Avenue in December 1994. The Trust recorded no revenue from One Michigan Avenue in fiscal 1996 compared to $1,477,000 recorded in fiscal 1995.

    Due to the termination of the lease with respect to parcel P-9 effective July 31, 1995 and due to the terms of the new lease with System Parking, Inc., effective January 1, 1996 for four surface parking lots, the Trust became liable for real estate taxes on these parcels. As a result, real estate taxes payable by lessees decreased by $605,000 compared to the same period in the prior year. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

    Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The fiscal 1996 loss reflects the building's operations from January 1, 1995 through December 31, 1995, New Street Joint Venture's fiscal year. The reduction in the loss compared to fiscal 1995 primarily results from increased rental rates. The fiscal 1996 loss had no impact on Trust cash flows since New Street Joint Venture had positive cash flow and because of the cash flow priority of LCD's partner in New Street Joint Venture.

    EXPENSES:

    The disposition of One Michigan Avenue in December 1994, is the most significant factor in the reductions in property operating expenses, depreciation and amortization expense and interest expense in fiscal 1996 compared to fiscal 1995.

    The increase in real estate taxes results primarily from the Trust assuming the responsibility for the taxes under the terms of the new lease with System Parking, Inc. Under the terms of the prior lease, the lessee had the responsibility for the payment of taxes and these were reported as real estate taxes payable by lessees. This increase was partially offset by the disposition of One Michigan Avenue in December 1994.

    General and administrative expense increased for fiscal 1996 primarily as a result of higher legal expense, higher trustee expense due to an increase in the number of meetings, an increase in bonuses, higher pension expense, and an increase in the cost of printing and distributing shareholder reports.

    Restructuring expenses consist of the combination of hiring FPL Associates to assist the Trust in its long range planning process, retaining Lehman Brothers Inc. to assist the Trust in studying strategic alternatives designed to enhance shareholder value, and other related expenses.

    FISCAL 1995 VERSUS FISCAL 1994

    REVENUES:

    Revenue from rental property decreased in fiscal 1995 compared to fiscal 1994 primarily due to the disposition of One Michigan Avenue in December 1994. Furthermore, revenues at One Michigan Avenue declined in fiscal 1995 prior to the disposition, due to the decrease in occupancy and rental rate under the terms of IBM's new lease at the property. The combination of these two factors resulted in a decrease in revenue from One Michigan Avenue during fiscal 1995 of $1,054,000.

    The increase in real estate taxes payable by lessees during fiscal 1995 reflects an increase in the estimated tax assessment on the Sheraton Chicago Hotel & Towers. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

    Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The fiscal 1995 loss reflects the building's operations from January 1, 1994 through December 31, 1994, New Street Joint Venture's fiscal year. The 1995 loss had no impact on Trust cash flows since New Street Joint Venture had positive cash flow and because of the cash flow priority of LCD's partner in New Street Joint Venture.

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

    In the fourth quarter of fiscal 1995, the Trust recorded environmental remediation expense of $1,035,000 based upon the resolution of accounting and other issues related to environmental remediation costs of property held for development and the execution of the Reimbursement Agreement with KMCC (See Item
1). No such expense was recorded during fiscal 1994. This amount includes the Trust's share of testing and legal costs related to the Tested Site through April 30, 1995, plus $750,000, which is the maximum reimbursement obligation of the Trust pursuant to the terms of the Reimbursement Agreement. This amount excludes the amount of the potential claims for some or all of the Trust's share of the remediation costs under the Trust's current or prior insurance policies.

    Interest expense for fiscal 1995 decreased compared to fiscal 1994 primarily due to the disposition of One Michigan Avenue in December 1994. Although the Trust suspended regular debt service on the One Michigan Avenue note subsequent to the September 1, 1993 payment, the Trust continued to accrue interest on the loan through the date of the disposition of the property. See
Note 5 to the financial statements for a more complete discussion of the One Michigan Avenue note. The decrease in interest expense was partially offset by an increase in interest expense on the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers due to the increased principal balance of this note resulting from the additional accrual of interest under the terms of the note.

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

    During the third quarter of fiscal 1995, the Trust also recognized a net loss of $1,265,000 as a result of the sale by foreclosure of One Michigan Avenue. The net loss consisted of a loss from disposition of real estate of $3,332,000 and an extraordinary gain from the extinguishment of debt of $2,067,000. The loss from disposition of real estate represents the difference between the carrying value of the property and the estimated fair market value of the property on the date of foreclosure. The extraordinary gain represents the difference between the principal amount of the note plus accrued interest and the estimated fair market value of the property on the date of the foreclosure.


    LIQUIDITY AND CAPITAL RESOURCES

    FISCAL 1996 VERSUS FISCAL 1995

    CASH FLOWS:

    Operating:

    The increase in cash flows from operating activities in fiscal 1996 compared to fiscal 1995 was due primarily to an increase in cash flows from parking operations and from the Mid-Rise.

    The effect of averaging hotel rental revenue represents the difference between base rent recognized and cash base rent received during the year on the hotel ground lease. In both fiscal year 1996 and 1995 the Trust recorded base rent of $4,848,000. However, in fiscal 1996 the Trust received cash base rent of $1,625,000, while receiving $150,000 in fiscal 1995.

    The difference between current interest payable and contractual interest represents the difference between interest expense on the note secured by the rents from and the land under the hotel, and the interest paid on this note. This difference was $1,132,000 less in fiscal 1996 due primarily to the increase in the cash interest paid on the loan. The monthly cash interest paid equals the prior month's minimum cash base rent from the hotel ground lease through December 31, 1998.

    Investing:

    Cash flows from investing activities decreased in fiscal 1996 compared to fiscal 1995 due to several factors. First, during fiscal 1996 the Trust acquired a net $2,248,000 of short-term investments; during fiscal 1995, the Trust sold United States Treasury Notes with a par value of $1,250,000 to facilitate the paydown of the $4,000,000 balance on its line of credit with First Bank, N.A. Second, the Trust received $1,250,000 in fiscal 1995 from the sale of land to the Chicago Music and Dance Theater, Inc. Finally, the $1,000,000 One Michigan Avenue loan escrow funded during fiscal 1994 was returned to the Trust during fiscal 1995.

    Additions to investments in real estate during fiscal 1996 consisted primarily of tenant improvements at the office properties in Indianapolis and Tampa of $284,000, improvements to parcel P-7 for a surface parking lot of $132,000 and building improvements at the Mid-Rise, Waterplace Park and Lincoln Garden of $126,000. In contrast, fiscal 1995 additions to investments in real estate consisted primarily of tenant improvements at the office properties of $694,000 and building improvements of $245,000.

    Financing:

    Cash flows used in financing activities decreased in fiscal 1996 compared to fiscal 1995 due to the paydown of the Trust's $4,000,000 advance on its line of credit with First Bank, N.A., during fiscal 1995. Earlier in fiscal 1995 the Trust repaid the $4,000,000 Cityfront Place Mid-Rise note issued February 25, 1992, using the proceeds from a $4,000,000 draw on its available $20,000,000 line of credit with First Bank, N.A.

    FUNDS FROM OPERATIONS:

    Funds from Operations increased during fiscal 1996 compared to fiscal 1995 by $2,544,000 primarily due to the increase in net income from parking and from the Mid-Rise. Fiscal 1996 Funds from Operations also increased because the Trust recorded environmental remediation expense of $1,035,000 during fiscal 1995. This amount included the Trust's share of testing and legal costs related to the Tested Site through April 30, 1995, plus $750,000, which is the maximum reimbursement obligation of the Trust pursuant to the terms of the Reimbursement Agreement with KMCC. No such expense was recorded during fiscal 1996. For fiscal 1996 the calculation of Funds from Operations excludes restructuring expenses of $300,000. Funds from Operations includes certain material non-cash items which are reported in income and expense of the Trust. Please refer to the Consolidated Statements of Cash Flows in the financial statements for the computation of cash flows from operating, investing and financing activities.

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

    No change occurred from fiscal 1994 to fiscal 1995 in the effect of averaging hotel rental revenue. This item represents the difference between revenue recognized and cash rent received during the year on the hotel ground lease. In both fiscal years the Trust recorded revenue of $4,848,000 while receiving cash of $150,000.

    The difference between current interest payable and contractual interest represents the difference between interest expense on the note secured by the rents from and the land under the hotel, and the interest paid on this note. This difference was $160,000 greater in fiscal 1995 due to the increase in the outstanding principal balance of the loan. The monthly cash interest paid equals the prior month's minimum cash rent from the hotel ground lease through December 31, 1998.

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

    FUNDS FROM OPERATIONS:

    Funds from Operations decreased during fiscal 1995 compared to fiscal 1994 by $1,595,000 primarily due to three factors. First, the Trust recorded environmental remediation expense of $1,035,000 during fiscal 1995. This amount included the Trust's share of testing and legal costs related to the Tested Site through April 30, 1995, plus $750,000, which is the maximum reimbursement obligation of the Trust pursuant to the terms of the Reimbursement Agreement with KMCC. No such expense was recorded during fiscal 1994. Second, refunds of prior year real estate taxes decreased during fiscal 1995 by $359,000. Third, interest expense increased by $160,000 during fiscal 1995 on the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers due to the increasing balance of this note resulting from the additional accrual of interest under the terms of the note. Funds from Operations includes certain material non-cash items which are reported in income and expense of the Trust. Please refer to the Consolidated Statements of Cash Flows in the financial statements for the computation of cash flows from operating, investing and financing activities.

    GENERAL DISCUSSION

    The Trust has historically used non-recourse debt secured by individual properties as the primary source of additional capital, when needed, to fund acquisitions or development. It has also acquired income producing properties in tax-deferred exchanges in which little or no debt was required. The Trust currently has four income producing properties with no debt outstanding - Waterplace Park, Lincoln Garden, the Cityfront Place Mid-Rise and the Ogden Plaza parking facility.

    During the third quarter of fiscal 1995, the Trust entered into a three year $20,000,000 revolving credit agreement with First Bank, N.A. secured by the Mid-Rise apartment building. At April 30, 1996, the full amount of the facility is available. The Trust agreed to make monthly payments into an escrow account to fund the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At April 30, 1996 the balance in this account equaled $203,000.

    At April 30, 1996, total interest bearing debt of the Trust equaled $28,068,000, all of which was fixed rate debt.

    While the Trust may not, under federal tax law applicable to REIT's, hold property for sale in the ordinary course of business, its policy is to evaluate periodically its portfolio of properties which might be considered for sale, lease or exchange. The most recent sale occurred during the third quarter of fiscal 1995 when the Trust sold a parcel containing approximately 41,000 square feet to the Chicago Music and Dance Theater, Inc. The Trust received total consideration of $2,638,000 from this sale, of which $1,250,000 was in cash and $1,388,000 represented the assumption by the Theater of an obligation under the Planned Development Ordinance affecting the Trust's land at Cityfront Center, to construct a pedestrian concourse adjacent to the theater site. Prior to this, the Trust sold the land under the Brick Venture apartment building adjacent to North Pier at Cityfront Center in fiscal 1989. The Trust received installment payments of $1.5 million in fiscal 1992 and $2.95 million in fiscal 1993 related to that sale.

    In January 1994, the Trust entered into a consent order with the EPA regarding preliminary testing to be performed on a 2.8 acre site in Cityfront Center currently used as a parking lot (the "Tested Site"). The Trust's consultants have prepared cost estimates to remediate the contaminated areas on the Tested Site which range from $1 million to $7 million, with $3.5 million representing the estimated cost of the most likely required remediation, which involves excavation and disposal of the areas contaminated by thorium.

    The Trust entered into an agreement on August 11, 1995 (which was expanded and superseded by an agreement dated January 18, 1996) with KMCC regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC is responsible for the remediation of the Tested Site with respect to thorium contamination and any thorium/mixed waste contamination, and the Trust has the obligation to reimburse KMCC for 25% of the cost of this remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000.

    On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of the Tested Site and the disposal of the contaminated material at an approved off-site facility. The Order also requires the submission of a work plan to the EPA including the expected timetable for the remediation. The Trust anticipates remediation will be completed during fiscal 1997, at which time two parcels, currently used as surface parking lots, will be taken out of service for approximately two to three months according to the anticipated work plan.

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

    Phase III infrastructure consists primarily of the River Esplanade and River Drive east of McClurg Court, Du Sable Park (a 3 acre park east of Lake Shore Drive), the slip promenade on the south bank of the Ogden Slip and the upgrading of the remainder of East North Water Street. The total current cost to the Trust for the improvements is estimated to be approximately $8.5 million, which includes the Trust's obligation to contribute $600,000 for improvements to be made in Du Sable Park expected to be completed during calendar 1996. The remainder of Phase III will be constructed as needed to support additional development in the area. However, certain improvements are required to be completed no later than the completion of 2,500 units of residential development on the east portion of Cityfront Center. The estimated cost of the remaining infrastructure is based on a number of assumptions, including, but not limited to the following: (i) East Water Place, L.P. completes all improvements on the parcels which are currently under development for the East Water Place Townhomes related to the slip promenade on the south bank of the Ogden Slip; (ii) the Chicago Music and Dance Theater, Inc. completes the pedestrian concourse through its parcel; (iii) the estimate is based on design development drawings; actual site conditions may materially increase the amount; and (iv) the cost estimate includes hard construction costs only and is stated in terms of current costs. It is the intention of the Trust to finance future infrastructure with cash on hand, its current credit facility, general corporate indebtedness, borrowings secured by its income producing properties and ground leases, asset sales or some combination of these sources.

    The recent renovation of the nearby Navy Pier has increased demand for parking in the surrounding area. As a result, the Trust expects an increase in net cash flow under the terms of its new lease for four surface parking lots with System Parking, Inc. compared to the cash flow it received from its prior lease with North Pier Chicago. In addition, the Trust expects an increase in net cash flow from the operations of the Ogden Plaza parking facility.

    Starting January 1, 1996, the base rent payable to the Trust from its lease with Cityfront Hotel Associates Limited Partnership for the Sheraton Chicago Hotel & Towers increased to an annual rate of $2.1 million. While all of the base rent will be paid as additional debt service on the loan which financed the infrastructure improvements associated with the hotel, it is the starting point for future increases in minimum base rent and minimum rent will exceed the debt service beginning in 1999. Also starting July 1, 1995, the percentage rent provisions of the ground lease became effective. During fiscal 1996 the Trust received $226,000 in percentage rent, of which $96,000 was recognized as revenue with the remaining $130,000 representing a prepayment of future percentage rent.

    The New Street Joint Venture Agreement obligates LCD and Northwestern
Mutual to contribute, if necessary, their prorata shares of funds related to the operation of the High-Rise building. As of April 30, 1996, LCD had funded $335,000 as its share of additional capital contributions, all of which was contributed prior to fiscal 1994. LCD currently holds approximately $875,000 in short term investments. The Trust's two-thirds share of these short term investments is not reflected on the Trust's balance sheet and is in addition to the Trust's cash and investments. The New Street Joint Venture agreement provides for Northwestern Mutual to receive a priority return of operating cash flow and the proceeds from sale or refinancing of the High-Rise. Cash flow must increase significantly from its current level for LCD to receive any cash distributions from New Street Joint Venture after the payment of Northwestern's preferential return. The cash held by LCD is not subject to any such priorities.

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

    On February 13, 1996 the Board of Trustees of the Trust declared an increase to the Trust's quarterly dividend to $.04 per share from $.01 per share effective for the dividend paid March 1, 1996. On April 11, 1996 the Board of Trustees of the Trust declared a quarterly dividend of $.04 per share paid June 1, 1996. This dividend increase reflects an overall improvement in the cash flow and the operating results of the Trust.

    Management considers that the Trust's liquidity at April 30, 1996 is adequate to meet its operating needs and commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Trustees of
  The Chicago Dock and Canal Trust:

    We have audited the accompanying consolidated balance sheets of The Chicago Dock and Canal Trust and Subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chicago Dock and Canal Trust and Subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.






                                       ARTHUR ANDERSEN LLP


Chicago, Illinois,
  June 19, 1996

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                            AS OF APRIL 30, 1996 AND 1995
                                    (IN THOUSANDS)

                                     A S S E T S
                                                          1996           1995
                                                          ----           ----
INVESTMENT IN REAL ESTATE, at cost:
  Developed properties (Note 4). . . . . . . . .      $ 70,246       $ 70,487
  Land and land improvements held for
    development (Note 4) . . . . . . . . . . . .        16,961         16,901
  Land subject to ground leases (Note 4) . . . .         6,743          6,564
  Less-Accumulated depreciation and
    amortization . . . . . . . . . . . . . . . .       (14,104)       (11,638)
                                                       --------       --------
       Net investment in real estate . . . . . .        79,846         82,314
                                                       --------       --------
OTHER ASSETS:
  Cash and cash equivalents. . . . . . . . . . .           757            344
                                                       --------       --------
Investments available for sale, at cost
  (approximate market value of $6,000 and $3,721
  in 1996 and 1995, respectively). . . . . . . .         5,973          3,725
                                                       --------       --------
Short-term investments-restricted, at cost
  (and at approximate market value) (Note 13). .           203            130
                                                       --------       --------
  Security deposit cash. . . . . . . . . . . . .           808          1,330
                                                       --------       --------
  Receivables-
    Tenants (including $29,355 and $25,887 of
      accrued but unbilled rents in 1996 and 1995,
      respectively) (Note 4) . . . . . . . . . . .      29,647         26,193
    Real estate taxes payable by lessees . . . .         5,931          5,828
    Land improvements (Note 4) . . . . . . . . .         1,388          1,388
    Interest . . . . . . . . . . . . . . . . . .            45             91
    Other. . . . . . . . . . . . . . . . . . . .           225            506
                                                       --------       --------
      Total receivables. . . . . . . . . . . . .        37,236         34,006
                                                       --------       --------
  Other assets, net. . . . . . . . . . . . . . .         1,185          1,427
                                                       --------       --------
                                                      $126,008       $123,276
                                                       --------       --------
                                                       --------       --------

       L I A B I L I T I E S   A N D  S H A R E H O L D E R S '   E Q U I T Y

LIABILITIES:
  Accounts payable and accrued expenses:
    Real estate taxes. . . . . . . . . . . . . .      $  4,946       $  4,882
    Real estate taxes payable by lessees . . . .         5,931          5,828
    Accrued environmental remediation costs
      (Note 14). . . . . . . . . . . . . . . . .           750            750
    Other. . . . . . . . . . . . . . . . . . . .         2,208          1,492
  Cash dividends payable . . . . . . . . . . . .           231             58
  Mortgage notes payable (Note 5). . . . . . . .        28,068         27,369
                                                       --------       --------
      Total liabilities. . . . . . . . . . . . .        42,134         40,379
                                                       --------       --------
SHAREHOLDERS' EQUITY (Note 6):
  Common shares of beneficial interest:
    No par value, 20,000,000 authorized, 5,944,200
    issued . . . . . . . . . . . . . . . . . . .         3,101          3,101
                                                       --------       --------
  Preferred shares of beneficial interest:
    No par value, 1,000,000 authorized, none
    issued . . . . . . . . . . . . . . . . . . .            -              -
                                                       --------       --------
  Undistributed income before net gain from sale
    of real estate properties. . . . . . . . . .         9,020          7,870
  Undistributed net gain from sale of real
    estate properties. . . . . . . . . . . . . .        72,372         72,545
                                                       --------       --------
    Total undistributed net income . . . . . . .        81,392         80,415
                                                       --------       --------
  Less-
    Treasury shares of beneficial interest, at
      cost-160,400 at April 30, 1996 and 1995. .          (619)          (619)
                                                       --------       --------
    Total shareholders' equity . . . . . . . . .        83,874         82,897
                                                       --------       --------
                                                      $126,008       $123,276
                                                       --------       --------
                                                       --------       --------


     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            1996         1995           1994
                                            ----         ----           ----
REVENUES:
   Revenue from rental property. . . . .  $ 16,079     $ 15,525       $ 16,546
   Real estate taxes payable by lessees.     6,208        6,864          4,168
                                          --------     --------       --------
     Total revenues. . . . . . . . . . .    22,287       22,389         20,714
                                          --------     --------       --------

EXPENSES:
   Real estate taxes . . . . . . . . . .     3,115        3,097          3,003
   Real estate taxes payable by lessees.     6,208        6,864          4,168
   Property operating expenses . . . . .     3,106        3,307          3,444
   Environmental remediation
     expense (Note 14) . . . . . . . . .        -         1,035             -
   General and administrative. . . . . .     2,085        1,857          1,865
   Depreciation and amortization . . . .     3,020        3,497          3,781
   Interest expense. . . . . . . . . . .     2,883        3,751          4,144
                                          --------     --------       --------
       Total expenses  . . . . . . . . .    20,417       23,408         20,405
                                          --------     --------       --------
       Operating income (loss) . . . . .     1,870       (1,019)           309
INVESTMENT AND OTHER INCOME. . . . . . .       334          342            321
EQUITY IN NET LOSS OF LCD PARTNERSHIP
   (Note 3)  . . . . . . . . . . . . . .      (349)        (475)          (530)
RESTRUCTURING EXPENSES (Note 15) . . . .      (300)          -              -
NET LOSS FROM DISPOSITION OF REAL ESTATE
   (Note 4). . . . . . . . . . . . . . .        -        (1,729)            -
                                          --------     --------       --------
   Net income (loss) before
     extraordinary item. . . . . . . . .     1,555       (2,881)           100
EXTRAORDINARY ITEM:
   Gain from extinguishment of
     debt (Note 4) . . . . . . . . . . .        -         2,067             -
                                          --------     --------       --------
   Net income (loss) . . . . . . . . . .  $  1,555     $   (814)      $    100
                                          --------     --------       --------
                                          --------     --------       --------
EARNINGS (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM . . . . . . . . . .  $   0.27     $  (0.50)      $   0.02
                                          --------     --------       --------
                                          --------     --------       --------
EARNINGS (LOSS) PER SHARE. . . . . . . .  $   0.27     $  (0.14)      $   0.02
                                          --------     --------       --------
                                          --------     --------       --------


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994
                                    (IN THOUSANDS)

                                            1996         1995           1994
                                            ----         ----           ----

Cash flows from operating activities:
   Net income (loss) . . . . . . . . . .  $  1,555     $   (814)      $    100
   Add (deduct)-Adjustments to
      reconcile net income to net cash
      flows from operating activities:
     Net loss from disposition of real
       estate. . . . . . . . . . . . . .        -         1,729             -
     Gain from extinguishment of debt. .        -        (2,067)            -
     Depreciation and amortization . . .     3,020        3,497          3,781
     Environmental remediation costs . .        -           953             -
     Effect of averaging hotel
       rental revenue. . . . . . . . . .    (3,223)      (4,698)        (4,698)
     Equity in net loss of LCD
       Partnership . . . . . . . . . . .       349          475            530
     Changes in receivables. . . . . . .       515         (871)         1,815
     Changes in accounts payable
       and accrued expenses. . . . . . .       933        1,834           (898)
     Difference between current
       interest payable and contractual
       interest. . . . . . . . . . . . .       790        1,922          1,762
     Amortization of loan fees . . . . .        82          155             90
     Other . . . . . . . . . . . . . . .       (20)          -             (14)
                                          --------     --------       --------
Cash flows provided by (used in)
  operating activities . . . . . . . . .     4,001        2,115          2,468
                                          --------     --------       --------
Cash flows from investing activities:
     Proceeds from sales and maturities
       of investments available for
       sale. . . . . . . . . . . . . . .       500        1,755            500
     Purchases of investments available
       for sale. . . . . . . . . . . . .        -        (1,963)        (1,006)
     Net (acquisition) disposition of
       short-term investments. . . . . .    (2,748)       1,506            273
     Net (acquisition) disposition of
       short-term investments
       -restricted . . . . . . . . . . .       (73)         870         (1,000)
     Additions to investments in
       real estate . . . . . . . . . . .      (649)      (1,099)          (620)
   Music and Dance Theater land sale . .        -         1,250             -
   Lease commissions and other . . . . .      (122)         (94)          (295)
                                          --------     --------       --------
Cash flows provided by (used in)
  investing activities . . . . . . . . .    (3,092)       2,225         (2,148)
                                          --------     --------       --------
Cash flows from financing activities:
   Cash dividends declared . . . . . . .      (578)        (231)          (231)
   Change in dividends payable . . . . .       173           -              -
   Proceeds from bank line of credit . .        -         4,000             -
   Payment of mortgage loan fees . . . .        -          (168)           (44)
   Principal payments on loans . . . . .       (91)      (8,084)          (134)
                                          --------     --------       --------
Cash flows provided by (used in)
  financing activities . . . . . . . . .      (496)      (4,483)          (409)
                                          --------     --------       --------
Increase (decrease) in cash and
  cash equivalents . . . . . . . . . . .       413         (143)           (89)
Cash and cash equivalents, beginning
  of period. . . . . . . . . . . . . . .       344          487            576
                                          --------     --------       --------
Cash and cash equivalents, end of
  period . . . . . . . . . . . . . . . .  $    757     $    344       $    487
                                          --------     --------       --------
                                          --------     --------       --------


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     UNDISTRIBUTED
                                                                        INCOME       UNDISTRIBUTED
                                                                      BEFORE NET         NET
                                                         COMMON       GAIN FROM       GAIN FROM        TREASURY
                                                        SHARES OF      SALE OF         SALE OF         SHARES OF
                                                       BENEFICIAL     REAL ESTATE     REAL ESTATE      BENEFICIAL
                                                        INTEREST      PROPERTIES      PROPERTIES       INTEREST       TOTAL
                                                        --------      ----------      ----------       --------       -----
BALANCE, April 30, 1993. . . . . . . . . . . . .           $3,101       $  9,153        $72,438        $  (619)       $84,073
   Net income for the year . . . . . . . . . . .              -              100            -               -             100
   Cash dividends declared, $.04 per
      share  . . . . . . . . . . . . . . . . . .              -             (231)           -               -            (231)
                                                          -------        -------        -------        -------        -------
BALANCE, April 30, 1994. . . . . . . . . . . . .            3,101          9,022         72,438           (619)        83,942
   Net income (loss) for the year. . . . . . . .              -           (1,152)           338             -            (814)
   Cash dividends declared, $.04 per
      share  . . . . . . . . . . . . . . . . . .              -             -              (231)            -            (231)
                                                          -------        -------        -------        -------        -------
BALANCE, April 30, 1995. . . . . . . . . . . . .            3,101          7,870         72,545           (619)        82,897
   Net income for the year . . . . . . . . . . .              -            1,555             -              -           1,555
   Cash dividends declared, $.10 per
      share  . . . . . . . . . . . . . . . . . .              -             (405)          (173)            -            (578)
                                                          -------        -------        -------        -------        -------
BALANCE, April 30, 1996. . . . . . . . . . . . .          $ 3,101        $ 9,020        $72,372        $  (619)       $83,874
                                                          -------        -------        -------        -------        -------
                                                          -------        -------        -------        -------        -------


    The accompanying notes to consolidated financial statements are an integral part of these statements.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            APRIL 30, 1996, 1995 AND 1994


(1) BUSINESS OF THE TRUST:

    The Trust is an equity oriented real estate investment trust which owns partially developed land (including certain developed sites) located in downtown Chicago, Illinois and income producing real property in Chicago and elsewhere. The Trust was organized in 1962, succeeding to the business of its corporate predecessor. The Trust has elected to continue its operation as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Trust is self administered.

    As of April 30, 1996, the Trust's principal real estate investments consisted of: (i) fee title or other interests in approximately 22 acres of partially developed land in Cityfront Center in downtown Chicago (including certain developed sites); (ii) Waterplace Park, an office complex in Indianapolis, Indiana; and (iii) Lincoln Garden, an office complex in Tampa, Florida.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (a) PRINCIPLES OF CONSOLIDATION-

    The consolidated financial statements include the accounts of the Trust and its wholly owned subsidiaries. All material intercompany accounts are eliminated in consolidation.

    (b) INCOME TAXES-

    The Trust has elected to be taxed as a real estate investment trust and intends to make distributions to its shareholders so as to be relieved of substantially all federal income taxes relating to ordinary income under provisions of current tax regulations (See Note 7).

    (c) EARNINGS PER SHARE-

    The computation of earnings per share is based on 5,783,800 shares outstanding for 1996, 1995 and 1994.

    (d) ESTIMATES AND ASSUMPTIONS-

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (e) INVESTMENTS IN REAL ESTATE-

    Real estate investments are stated at the cost incurred to acquire the properties. In addition, costs to develop the properties, including interest, taxes, development, legal and architectural fees are added to the cost of land or buildings, as appropriate. No interest or taxes were capitalized in fiscal 1996, 1995 or 1994.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

    Costs incurred for improving tenant spaces in the Trust's office buildings in conjunction with new leases and renewals are capitalized. Costs incurred in connection with leasing apartments in the Trust's residential building such as painting and carpeting are charged to expense when incurred.

    (f) ENVIRONMENTAL REMEDIATION COSTS-

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

    3. The costs are incurred in preparing for sale property currently held for sale.

    The Trust accrues for losses related to environmental remediation, if it is probable that a liability has been incurred and if the amount of the loss can be reasonably estimated. If the amount of the liability falls within a range and no amount within that range can be determined to be the better estimate, the Trust recognizes the minimum amount of the range. The Trust does not discount environmental liabilities unless the amount of the liability and the timing of cash payments are fixed or reliably determinable. The Trust does not offset claims for potential recoveries against environmental remediation costs.

    (g) DEPRECIATION AND AMORTIZATION-

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

    (h) REAL ESTATE TAXES-

    In Chicago and certain other jurisdictions in which the Trust owns property, real estate taxes are assessed on a calendar-year basis, one year in arrears. At April 30, 1996 the Trust has accrued $10,877,000 as its estimate of unpaid 1995 and 1996 real estate taxes including $5,931,000 payable by lessees pursuant to ground leases. The Trust does not believe that the difference between the actual real estate taxes and the current estimates will be material to the financial statements.

    (i) RENTAL INCOME RECOGNITION-

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

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

    (j) CONSOLIDATED STATEMENTS OF CASH FLOWS-

    In fiscal 1996, 1995 and 1994, the Trust, in non-cash transactions, retired fully depreciated leasehold improvements of $252,000, $170,000 and $843,000, respectively. In fiscal 1995, the Trust, in a non-cash transaction, eliminated net investment in real estate of $17,332,000, accrued interest payable of $1,477,000 and mortgage note payable of $14,590,000 related to the One Michigan Avenue foreclosure. In fiscal 1995, the Trust received total consideration of $2,638,000 from the sale to the Chicago Music and Dance Theater, Inc. Total consideration included a non-cash transaction of $1,388,000 which represents the assumption by the Theater of an obligation under the Planned Development Ordinance affecting the Trust's land at Cityfront Center to construct a pedestrian concourse adjacent to the theater site. The Trust paid $2,011,000, $977,000 and $1,646,000 in interest on borrowings in fiscal 1996, 1995 and 1994, respectively.

    (k) CASH AND CASH EQUIVALENTS-

    For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, Cash and Cash Equivalents consist of amounts held in demand deposit and money market accounts.

    (l) INVESTMENTS-

    The Trust has designated all unrestricted investment securities as available for sale. As of April 30, 1996 the cost of these securities approximated market value.

    (m) RECLASSIFICATIONS-

    Certain reclassifications have been made to prior year statements to make them comparable with the classifications used in fiscal 1996.

(3) SUBSIDIARIES AND JOINT VENTURE:

    CDCT PLAZA CORPORATION

    CDCT Plaza Corporation (the "Plaza Corp.") was formed by the Trust as a wholly owned subsidiary. The Plaza Corp. owns or controls the 400 stall parking facility under and adjacent to Ogden Plaza. The Plaza Corp. owns the area under Park Drive, adjacent to Ogden Plaza, has a lessee's interest pursuant to a long term lease from the Chicago Park District in the area under Ogden Plaza, and has a licensee's interest in the area under Columbus Drive, adjacent to Ogden Plaza, pursuant to a license with the City of Chicago. The license expires February 2002, subject to the City of Chicago's right to cancel the license for the payment of a fee to the Plaza Corp. The area subject to the license contains 100 parking stalls and is separate from the main portion of the parking facility which contains 300 stalls. An independent contractor operates the 400 stall parking facility, with the Plaza Corp. receiving a varying percentage of gross revenues. The Trust consolidates the operations of the Plaza Corp. in these financial statements.

    OMA LANSING CORPORATION

    OMA Lansing Corporation (the "Lansing Corp.") was formed by the Trust during fiscal 1994 as a wholly owned subsidiary. Lansing Corp. owned One Michigan Avenue, a 148,000 sq. ft. office building located in Lansing, Michigan, until December 16, 1994 when the Trust agreed to permit the sale by foreclosure

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

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

    As of December 31, 1995, total assets and liabilities of NSJV were $46,460,000 and $38,666,000, respectively. For the year ended December 31, 1995, NSJV recorded gross revenues of $6,942,000 and total expenses of $8,173,000, which resulted in a net loss of $1,231,000. Included in total expenses is depreciation and amortization expense, which for the year equaled $1,730,000. LCD has a fiscal year which ends on April 30 and NSJV uses the calendar year. Accordingly, LCD records its proportionate share of NSJV's operating results four months in arrears.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

(4) INVESTMENTS IN REAL ESTATE:

    DEVELOPED PROPERTIES-

    At April 30, 1996 and 1995, the Trust's investment in developed properties, including improvements owned by the Trust on leasehold interests, its partnership interest in LCD (which is accounted for under the equity method), but excluding properties of which the Trust is the ground lessor consisted of the following:


                                     1996           1995
                                     ----           ----
                                  (IN 000's)     (IN 000's)

    Apartment buildings . . . . .   $51,311        $51,648
    Office buildings  . . . . . .    16,132         16,036
    Parking facility. . . . . . .     2,803          2,803
                                    -------        -------
                                     70,246         70,487
    Accumulated depreciation
      and amortization. . . . . .   (10,974)        (9,046)
                                    -------        -------
       Net developed properties .   $59,272        $61,441
                                    -------        -------
                                    -------        -------


    CITYFRONT PLACE MID-RISE-On December 17, 1991, the Trust acquired the Mid-Rise apartment complex and related leasehold. The acquisition of the Mid-Rise was part of a transaction in which the Trust exchanged its 62% undivided interest in the Equitable Building in Chicago for the Mid-Rise. The Mid-Rise is a residential complex located in Cityfront Center in downtown Chicago. It consists of two 12-story buildings containing a total of 424 rental units. The Mid-Rise was acquired at a total cost of $52.5 million. The price was determined pursuant to a Sale Option Agreement dated August 31, 1989, between the Trust and Levin.

    The Equitable Life Assurance Society of the United States ("Equitable") acquired the Trust's 62% interest in the Equitable Building pursuant to an option granted to Equitable as part of the dissolution of the Chicago Dock-Equitable Venture. In December 1990, Equitable exercised its option under the Option Agreement to acquire the Trust's interest in the Equitable Building and acquired the Trust's interest on December 17, 1991. The price for such interest was $50 million.

    ONE MICHIGAN AVENUE-On December 16, 1994 the Trust permitted the sale by foreclosure of One Michigan Avenue, an office building in Lansing, Michigan to its lender, Pacific Mutual Life Insurance Company, in full satisfaction of the note secured by One Michigan Avenue. The Trust conducted extensive negotiations with the lender including modifications to the note in March 1994 and again in August 1994 (the "August modification"), in an effort to restructure the loan. However, the Trust concluded that the property's reasonably estimated future value was insufficient to warrant the additional capital investment required to satisfy the terms of the August modification agreement to the loan. The loan was non-recourse with respect to the Trust. Accordingly, the Trust's financial exposure was limited to the loss of the building. The Trust recognized a net loss of $1,265,000 on the transaction; of this, $3,332,000 was recorded as a loss from disposition of real estate representing the difference between the carrying value of the property and the fair market value of the property on the date of the foreclosure. An extraordinary gain from the extinguishment of indebtedness of $2,067,000 was also recorded during the third quarter of fiscal 1995, representing the difference between the principal amount of the note plus accrued interest and the fair market value of the property on the date of the foreclosure.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

    LAND AND LAND IMPROVEMENTS HELD FOR DEVELOPMENT -

    SURFACE PARKING-During the third quarter of fiscal 1996, the Trust leased four surface parking lots containing 725 stalls to System Parking, Inc. The lots had previously been leased to North Pier Chicago on a fixed rental basis. The new lease started January 1, 1996 and provides that the Trust will receive varying percentages of the gross revenue generated by the lots. System Parking is responsible for paying the operating expenses of the lots, but the Trust has the obligation to pay the real estate taxes. The recent renovation of the nearby Navy Pier has increased demand for parking in the area and the Trust expects an increase in net cash flow under the terms of the new lease compared to the prior lease. For calendar year 1996, the new lease provides for minimum rent of $3,600,000 (subject to potential adjustment during the remediation of the Tested Site) (See Note 14). Real estate taxes for the most recent known period, calendar year 1994, totaled $975,000 on the four surface parking lots. Under the terms of the prior arrangement, for calendar 1995 the Trust reported net income of $528,000 after real estate tax expense.

    MUSIC AND DANCE THEATER SITE-On December 30, 1994, the Chicago Music and Dance Theater, Inc. (the "Theater") acquired from the Trust a parcel of land containing approximately 41,000 square feet, located in Cityfront Center which is planned to be the site of a new 1,500 seat performing arts theater. The Trust received $1,250,000 in cash shortly after the closing. The contract also obligates the Theater to construct a pedestrian concourse through the theater site. This concourse is an obligation under the Planned Development Ordinance affecting the Trust's land at Cityfront Center and will benefit not only the theater site but also the future buildings planned for the sites owned by the Trust adjacent to the theater. The estimated cost of this work is $1,500,000. The Theater is required to commence construction by September 1, 1996, and complete construction by September 1, 1999, in each case subject to force majeure delays. The Theater is currently raising funds and seeking debt financing for the construction of the project. The Trust retained repurchase rights for the site if the Theater has not made a substantial commencement of construction by September 1, 1996 or a substantial completion of construction by September 1, 1999, in each case subject to force majeure delays.

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

    LAND SUBJECT TO GROUND LEASES -

    SHERATON CHICAGO HOTEL & TOWERS-During fiscal 1989, the Trust entered into a 50 year ground lease (with lessee options to extend the term 49 more years) with Tishman Realty Corporation of Cook County

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

("Tishman Realty") for approximately 2.3 acres of land in Cityfront Center in Chicago. Tishman Realty subsequently assigned this lease to Cityfront Hotel Associates Limited Partnership ("Cityfront Hotel Associates"), the current lessee. The site is currently improved with a 1,200 room convention hotel called the Sheraton Chicago Hotel & Towers which opened in March 1992. The lease provides for minimum annual rental payments which were fixed at $150,000 through calendar 1994, and for payments which totaled $75,000 for the six month period January 1, 1995 through June 30, 1995. The payments increased to $900,000 for the six month period July 1, 1995 through December 31, 1995, and will equal $2,100,000 for calendar 1996. After 1996, the base rent increases annually by the increase in the Consumer Price Index, but not less than 5% nor more than 10% per year. In addition to the base rent, percentage rent became payable beginning July 1, 1995. Percentage rent equals the amount by which base rent is exceeded by the product obtained by multiplying gross revenues from operations by the following applicable percentages:

           DATE                                  APPLICABLE PERCENTAGES

                                         ROOM      FOOD    BEVERAGE   OTHER
                                       REVENUES  REVENUES  REVENUES  REVENUES
                                       --------  --------  --------  --------
    July 1, 1995 - March 31, 1999 . .    3.50%     2.00%     3.00%     3.00%
    April 1, 1999 - March 31, 2001. .    3.75%     2.50%     3.25%     3.50%
    April 1, 2001 - March 31, 2003. .    4.00%     3.00%     3.50%     4.00%
    April 1, 2003 - March 31, 2007. .    4.50%     4.50%     4.50%     4.50%
    April 1, 2007 and after . . . . .    5.00%     5.00%     5.00%     5.00%

    The lessee also acquired an option to purchase the land. The earliest date on which the land could be acquired pursuant to the option is July 30, 2003.
The purchase option provides that the land price will be the greater of (i) $40 million at January 1, 1999 escalating thereafter by the increase in the Consumer Price Index, but not less than 5% nor more than 10% per year or (ii) the highest annual ground rent payable during the thirty-six month period preceding the closing date divided by the following Applicable Capitalization Rates:

                                              APPLICABLE
                                            CAPITALIZATION
    OPTION EXERCISE DATE                         RATE
     --------------------                         ----

    April 1, 2003 - March 31, 2004 . . . . . .   7.5%
    April 1, 2004 - March 31, 2007 . . . . . .   7.2%
    April 1, 2007 - March 31, 2008 . . . . . .   7.3%
    April 1, 2008 and after. . . . . . . . . .   7.5%


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

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

The annual base rental income recognized on the lease is approximately $4,848,000. The cash base rent received during fiscal 1996 equaled $1,625,000. The Trust also received percentage rent during fiscal 1996 of $226,000, of which $96,000 was recognized as revenue. The remaining $130,000 is a prepayment of future percentage rent.

    The lease obligated the Trust to construct certain Phase II infrastructure prior to the opening of the hotel. These development obligations consisted primarily of Ogden Plaza and the elevated roadways adjacent to Columbus Drive and surrounding the plaza. In addition to the infrastructure obligation under the terms of the lease, the Trust also constructed the parking facility under
Ogden Plaza (See Note 3).   Phase II infrastructure was substantially completed
in March 1992. This infrastructure was financed with the proceeds from a loan which has debt service payments which, for the first eight years, correspond to the base rent payable on the ground lease (See Note 5).

    OPTION-

    OPEN AREAS-In December 1988, the Trust dedicated to the Chicago Park District a portion of the Ogden Slip Turning Basin and the three major open areas called for in the Planned Development Ordinance for Cityfront Center: (1) Approximately 1.3 acres of River Esplanade extending east along the north bank of the Chicago River from Columbus Drive to Lake Shore Drive; (2) Ogden Plaza, approximately 1.2 acres of land adjacent to Columbus Drive; and (3) Du Sable Park, which consists of approximately 3 acres of land east of Lake Shore Drive. The dedication restricts all of these areas for use as public parks. However, the Trust has the right and is exercising this right to lease the area under Ogden Plaza for parking. The Trust is responsible for the construction of the infrastructure as described in the Planned Development Ordinance. The Trust is obligated to contribute $600,000 for improvements to be made in Du Sable Park. These improvements are expected to be completed during calendar 1996. The Trust retained an option to lease a portion of Du Sable Park to construct and operate a public facility such as a restaurant.

(5) MORTGAGE NOTES PAYABLE:

    At April 30, 1996, mortgage notes payable consisted of two notes secured by first mortgages on the rents from and the land under the Kraft Building, and the rents from and the land under the Sheraton Chicago Hotel & Towers. Both notes are non-recourse with respect to the Trust.

    The principal balance of the Kraft Building note issued in May 1987, was $5,721,000 at April 30, 1996. It is due in April 2016, bears interest at an annual rate of 9.5%, payable monthly, and is self-amortizing over its term. The carrying value of collateral pledged on this note at April 30, 1996 equaled $15,000.

    At April 30, 1996, the principal balance of the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers was $22,347,000.
The note is due January 1, 2005. The initial principal amount of the loan was $14,367,000 and the interest rate is 10.25%. Amounts are payable monthly, but through December 31, 1998, the debt service currently payable coincides with the ground rent due under the Sheraton lease. The difference between current interest payable and the contractual interest is added to principal. Starting in 1999, debt service will be computed on a 30 year amortization based on the then current principal balance. The carrying value of collateral pledged on this note at April 30, 1996 was $34,519,000 and consisted of land, the depreciated basis in land improvements and accrued but unbilled rent.

    On December 16, 1994, the Trust permitted the sale by foreclosure of One Michigan Avenue, an office

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

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

    Principal repayments are due on the two outstanding notes as follows during the next five years:

    FISCAL
    YEAR               AMOUNT
     ----               ------
    1997 . . . . .  $ 101,000
    1998 . . . . .    111,000
    1999 . . . . .    168,000
    2000 . . . . .    256,000
    2001 . . . . .    282,000


    REVOLVING CREDIT FACILITY-

    On December 23, 1994, the Trust entered into a revolving credit agreement with First Bank, N.A. The agreement has a three year term and provides for a maximum commitment by the lender of $20,000,000. The agreement is secured by the Cityfront Place Mid-Rise. Initially the Trust borrowed $4,000,000 of the available credit and used the proceeds to retire the $4,000,000 Cityfront Place Mid-Rise note issued February 25, 1992. During the fourth quarter of fiscal 1995, the Trust repaid the $4,000,000 initially advanced under the credit facility using available cash and cash equivalents and investments available for sale. Since that time the Trust has not borrowed any of the available credit. Accordingly, at April 30, 1996, the full amount of the facility is available. Interest only, based on LIBOR plus 135 basis points, is due monthly on the amount advanced under the revolving credit agreement. The carrying value of collateral pledged on this revolving credit agreement at April 30, 1996 equaled $46,177,000.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

(6) SHAREHOLDERS' EQUITY:

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

    The classification of cash dividends declared in fiscal 1996 reflects the final status for Federal income tax purposes for such dividends as capital gain or ordinary income.

(7) INCOME TAXES:

    In order to retain its status as a qualified real estate investment trust, the Trust is required to distribute at least 95% of taxable ordinary income computed in accordance with Federal income tax laws and regulations. The amount of taxable income differs from reported net income due to differences in the treatment of certain items for tax and financial reporting purposes. Dividends paid may be applied to different fiscal years for tax and financial reporting purposes.

    The following analysis reconciles reported net income for fiscal 1996 to estimated taxable loss for that period:
                                                                        PER
                                                          TOTAL        SHARE
                                                          -----        -----
                                                        (IN 000'S)

Net income per statement of income . . . . . . .         $ 1,555       $  .27
Adjustments required to determine taxable income-
  Accrued rent on hotel ground lease . . . . . .          (3,223)        (.56)
  Book depreciation in excess of tax . . . . . .           1,046          .18
  Prepaid rent . . . . . . . . . . . . . . . . .             568          .10
  Other, net . . . . . . . . . . . . . . . . . .             415          .07
                                                         --------        -----
Taxable income before net operating loss
 deduction and deduction for dividends paid  . .             361          .06
  Net operating loss deduction . . . . . . . . .          (1,002)        (.17)
  Deduction for dividends paid . . . . . . . . .            (231)        (.04)
                                                         --------        -----
Taxable loss . . . . . . . . . . . . . . . . . .        $   (872)       $(.15)
                                                         --------        -----
                                                         --------        -----

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

     Dividends for financial reporting purposes for fiscal 1996 of $.10 per share reflect the application of dividends among years as follows:
                                                                        PER
                                                              TOTAL    SHARE
                                                              -----    -----
                                                            (IN 000'S)
     Total dividends applicable to fiscal 1996 for tax
       purposes . . . . . . . . . . . . . . . . . . . . . . . $ 231    $ .04
     Dividends paid September 1, 1995 and December 1, 1995,
          included in fiscal 1996 for financial reporting
          purposes but in fiscal 1995 for tax purposes. . . .   116      .02
     Dividend paid June 1, 1996, included in fiscal 1996 for
          financial reporting purposes but in fiscal 1997 for
          tax purposes. . . . . . . . . . . . . . . . . . . .   231      .04
                                                              -----    -----
     Total dividends applicable to fiscal 1996 for financial
          reporting purposes. . . . . . . . . . . . . . . . . $ 578    $ .10
                                                              -----    -----
                                                              -----    -----

     The tax status of dividends for Federal income tax purposes (including the final status for fiscal 1995 and 1994) for each of the last three fiscal years was:

                                      FISCAL YEAR
                              -------------------------
                              1996      1995      1994
                              ----      ----      ----
     Ordinary income. . . .   $.08      $  -      $ .03
     Capital gain . . . . .    .02       .04        .01
                              ----      ----      -----
              Total . . . .   $.10      $.04      $ .04
                              ----      ----      -----
                              ----      ----      -----


(8) PENSION PLANS:

     The Trust adopted two defined benefit pension plans in fiscal 1987 which have been subsequently amended: (1) The Chicago Dock and Canal Trust Retirement Plan which covers all employees of the Trust; and (2) The Chicago Dock and Canal Trust Supplemental Executive Retirement Plan which covers the executive officers of the Trust. The total pension expense for fiscal 1996, 1995 and 1994 was $113,128, $87,480 and $91,634, respectively, of which $0, $0 and $19,842, was funded in fiscal 1996, 1995 and 1994, respectively. A comparison of accumulated plan benefits and plan net assets for the plans, at April 30, 1996, is presented below:

                                                                    SUPPLEMENTAL
                                                                      EXECUTIVE
                                                        RETIREMENT   RETIREMENT
                                                           PLAN         PLAN
                                                           ----         ----
     Actuarial present value of accumulated
        plan benefits:
           Vested. . . . . . . . . . . . . . . . . . .   $189,751     $101,580
           Non-vested. . . . . . . . . . . . . . . . .     17,786       14,814
                                                         --------     --------
                                                         $207,537     $116,394
                                                         --------     --------
                                                         --------     --------

     Net assets available for benefits . . . . . . . .   $249,940     $188,631
                                                         --------     --------
                                                         --------     --------

     The assumed rate of return used in determining the actuarial present value of accumulated plan benefits was 8% for 1996, 1995 and 1994.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

(9) RELATED-PARTY TRANSACTIONS:

     The Trust incurred legal fees of approximately $317,000, $209,000 and $309,000, with the law firm of Wilson & McIlvaine for services rendered in fiscal 1996, 1995 and 1994, respectively. Michael F. Csar, who has served as Secretary or Assistant Secretary of the Trust since 1992, is a partner in Wilson & McIlvaine.

     The Trust incurred management fees of approximately $118,000, $109,000 and $108,000, with the Habitat Company, for property management services for the Mid-Rise, in fiscal 1996, 1995 and 1994, respectively, pursuant to a long term management agreement with the Habitat Company. The Habitat Company is substantially owned by Daniel E. Levin, a partner in LCD Partnership ("LCD"), along with the Trust's wholly owned subsidiary, CDCT Residence Corporation. LCD entered into a joint venture, NSJV, with Northwestern Mutual Life Insurance Company. NSJV, which owns the High-Rise, retained the Habitat Company to provide property management services for the High-Rise. NSJV incurred management fees for the High-Rise of approximately $173,000, $166,000 and $157,000 for the years ended December 31, 1995, 1994 and 1993, respectively.
The Habitat Company has retained LCD to provide consulting services regarding operation of the High-Rise. The Habitat Company paid LCD fees of approximately $43,000, $41,000 and $39,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

(10) FUTURE MINIMUM RENTALS:

     The following is a schedule of minimum lease payments receivable under operating leases signed as of April 30, 1996 that have initial or noncancelable lease terms in excess of one year, reported on a cash basis:

     Fiscal Year-
          1997 . . . . . $  4,779,000
          1998 . . . . .    4,370,000
          1999 . . . . .    4,025,000
          2000 . . . . .    3,772,000
          2001 . . . . .    3,797,000
          Thereafter . .  316,495,000
                         ------------
                         $337,238,000
                         ------------
                         ------------

     In addition to the above listed amounts, certain tenants are required to pay a portion of executory costs, including real estate taxes, insurance, maintenance and other operating expenses. Real estate taxes payable by all tenants under "net" leases, which are reflected as both revenue and expense, were $6,208,000, $6,864,000 and $4,168,000, in fiscal 1996, 1995 and 1994, respectively.

     Revenues recognized during fiscal 1996 from Cityfront Hotel Associates for average minimum base rent, percentage rent and real estate taxes payable were $4,848,000, $96,000 and $5,302,000, respectively, for a total of $10,246,000 or
46% of total revenues of $22,287,000. In management's opinion the collection of this lease obligation is reasonably assured, given that the Trust's interest in the land is not subordinated to any of the debt or equity invested in the improvements. Accordingly, the Trust will either collect the rent due under the lease, or in the case of a default and termination of the lease, succeed to ownership of the improvements not subject to any of the debt. Gross revenues from operations of the hotel equaled $65 million during calendar 1995 and $58 million during calendar 1994. Average occupancy during calendar 1995 equaled 72% and during calendar 1994 equaled 68%.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

     The following tenants comprise a significant amount of the total minimum rentals disclosed above (See Note 4):
                                                         AMOUNT       PERCENT
                                                         ------       -------

     Cityfront Hotel Associates (Sheraton Chicago
       Hotel & Towers) . . . . . . . . . . . . . . .  $313,848,000      93.1%
     Kraft . . . . . . . . . . . . . . . . . . . . .    12,800,000       3.8%
                                                      ------------      -----
                                                      $326,648,000      96.9%
                                                      ------------      -----
                                                      ------------      -----


(11) EMPLOYEE STOCK OPTIONS:

     At April 30, 1996, there are outstanding, under both incentive and non-qualified plans, options to purchase 554,740 Shares of Beneficial Interest which were granted to certain key employees. The exercise prices of the options range from $9.00 to $24.75 per share, which represent the fair market values at the dates of grant. Generally, the non-qualified options have a term of 20 years and become exercisable at the rate of 10% per year starting one year from the date of grant. Incentive stock options have a term of 10 years and become exercisable at the rate of 20% per year starting one year from the date of grant.

     On April 14, 1993, the Trust amended the employment agreements for Messrs. Gardner and Tinkham allowing up to 20% of stipulated cash compensation to be paid in stock options in lieu of cash at the discretion of the Trust. On February 13, 1996, for fiscal 1997, options to purchase 22,724 and 12,120 shares were granted to Messrs. Gardner and Tinkham, respectively, in lieu of cash pursuant to the terms of The Chicago Dock and Canal Trust 1993 Employees' Stock Option Plan. Twenty-five percent of these options first become exercisable quarterly in the applicable fiscal year, starting August 1, and the options have a term of 20 years. During fiscal 1996, 20% of stipulated cash compensation for Messrs. Gardner and Tinkham was replaced with options to purchase 20,316 and
8,804 shares, respectively.   During fiscal  1995, 20% of stipulated cash
compensation for Messrs. Gardner and Tinkham was replaced with options to purchase 22,588 and 9,788 shares, respectively. During fiscal 1994, 20% of stipulated cash compensation for Messrs. Gardner and Tinkham was replaced with options to purchase 24,000 and 10,400 shares, respectively.

     At April 30, 1996, no options had been exercised; options granted and outstanding pursuant to all plans covering 282,667 shares had vested and were exercisable.

(12) TRUSTEE STOCK OPTIONS:

     At April 30, 1996, there are outstanding options to purchase 26,500 Shares of Beneficial Interest which were granted to non-employee Trustees pursuant to The Chicago Dock and Canal Trust 1988 Trustees' Stock Option Plan. The exercise prices of the options range from $9.25 to $25.00 per share, which represent the fair market values at the dates of grant. The options generally become exercisable one year after their grant except in the case of death or qualified retirement of a Trustee, in which case they become exercisable immediately.

     On February 13, 1996, the Trustees unanimously voted to replace the annual cash retainer for fiscal 1997 with the grant of Trustee stock options pursuant to The Chicago Dock and Canal Trust 1993 Trustees' Stock Option Plan. Each Trustee received a grant to purchase 3,784 shares at $10.56 per share, the market price on the date of grant. During fiscal 1996, 1995 and 1994, stock options also

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

replaced the annual cash retainer for the Trustees at exercise prices equal to the market price on the dates of grant. Each Trustee received a grant to purchase 3,676 shares at $10.875 per share during fiscal 1996, 3,764 shares at $10.625 per share during fiscal year 1995 and 4,000 shares at $10.00 per share during fiscal year 1994. Twenty-five percent of these options first become exercisable quarterly, in the applicable fiscal year, starting May 1, and the options have a term of 20 years.

     At April 30, 1996, no options had been exercised; options granted and outstanding pursuant to both plans equaled 139,788, of which 109,300 shares were exercisable.

(13) SHORT-TERM INVESTMENTS-RESTRICTED:

     As a requirement of the revolving credit agreement entered into by the Trust on December 23, 1994 with First Bank, N.A., the Trust agreed to make monthly payments into an escrow account. This account funds the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At April 30, 1996, and April 30, 1995, the balance in this account equaled $203,000 and $130,000, respectively.

(14) ENVIRONMENTAL REMEDIATION COSTS:

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

     The Trust's consultants have prepared cost estimates to remediate the contaminated areas on the Tested Site which range from $1 million to $7 million, with $3.5 million representing the estimated cost of the most likely required remediation, which involves excavation and disposal of the areas contaminated by thorium. That range of costs is estimated based on the results of surface measurements, the analysis of samples gathered from nine borings taken on the site and the review of the Unilateral Administrative Order. While the tests conducted to date were made pursuant to the consent order with the EPA, additional conditions may exist on the site which would be discovered only upon excavation.

     The Trust entered into an agreement on August 11, 1995 (which was expanded and superseded by an agreement dated January 18, 1996) with Kerr-McGee Chemical Corporation ("KMCC"), the successor to a former tenant of the Tested Site, regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC is responsible for the remediation of the Tested Site with respect to thorium contamination and any thorium/mixed waste contamination, and the Trust has the obligation to reimburse KMCC for 25% of the cost of this remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000. Legal counsel has advised the Trust that it may have claims for coverage for some or all of its share of the remediation costs under its current or prior insurance policies.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            APRIL 30, 1996, 1995 AND 1994

     On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of the Tested Site and the disposal of the contaminated material at an approved off-site facility. The Order also requires the submission of a work plan to the EPA including the expected timetable for the remediation. The Trust anticipates remediation will be completed during fiscal 1997, at which time two parcels, currently used as surface parking lots, will be taken out of service for approximately two to three months according to the anticipated work plan.

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

(15) SOLICITATION OF INDICATIONS OF INTEREST FOR BUSINESS COMBINATION:

     On February 28, 1996 the Trust retained Lehman Brothers Inc., as its financial advisor to assist in studying strategic alternatives designed to enhance shareholder value. As part of this study, the Board, on April 11, 1996, authorized Lehman Brothers to seek preliminary indications of interest for a potential business combination involving the Trust. There can be no assurance that any transaction will occur as a result of this study.

(16) RECENTLY ISSUED ACCOUNTING STANDARDS:

     In 1995, the Financial Accounting Standards Board issued FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     Additionally, in 1995, the Financial Accounting Standards Board issued FASB No. 123, "Accounting for Stock-Based Compensation," for which management currently intends to elect to continue the use of the intrinsic value method and make the disclosures required by FASB No. 123 in the notes to consolidated financial statements.

     Implementation of these statements is effective for fiscal years beginning after December 1995. Accordingly, the Trust will implement these statements for fiscal year 1997. Implementation of these statements is not expected to be material to the Trust's results of operations or the statement of financial position.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               ON SUPPLEMENTAL SCHEDULE



To the Shareholders and Trustees of
  The Chicago Dock and Canal Trust:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES included in this Form 10-K, and have issued our report thereon dated June 19, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule III is the responsibility of the Trust's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        ARTHUR ANDERSEN LLP


Chicago, Illinois,
  June 19, 1996

                                                                   SCHEDULE III

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 AS OF APRIL 30, 1996


                                                                        COST SUBSEQUENT
                                                 INITIAL COST           TO ACQUISITION       GROSS AMOUNT AT APRIL 30, 1996
                                            ----------------------    ------------------- ----------------------------------------
                                            LAND AND    BUILDINGS                             LAND AND      BUILDINGS
                                              LAND         AND                                 LAND           AND
                                             IMPROVE-    IMPROVE-     IMPROVE-     CARRYING    IMPROVE-      IMPROVE-
     DESCRIPTION                ENCUMBRANCES  MENTS       MENTS        MENTS         COSTS     MENTS         MENTS          TOTAL
     -----------                -----------   -----       -----        -----         -----     -----         -----          -----
Office Complexes-
   Lincoln Garden
   2901 West Busch Blvd.
   Tampa, Florida                      -     $1,600,000   $5,200,041   $  581,294           -  $1,600,000    $5,781,335  $7,381,335

   Waterplace Park
   8925-9011 N. Meridian St.
   Indianapolis, Indiana               -      1,400,000    6,300,000    1,050,817           -   1,400,000     7,350,817   8,750,817

Apartment Complex-
   Cityfront Place Mid-Rise
   440-480 N. McClurg Court
   Chicago, Illinois                   -        214,428   52,593,152      207,905           -     214,428    52,801,057  53,015,485

Parking Facility-
   Ogden Plaza
   300 East N. Water St.
   Chicago, Illinois                   -              -    2,762,698       40,471           -           -     2,803,169   2,803,169

Ground leases-
   Sheraton Chicago Hotel
     & Towers
   301 East N. Water St.
   Chicago, Illinois          22,347,116        643,284            -    5,562,854     343,100   6,549,238             -   6,549,238

   Kraft Building
   500 N. Peshtigo Court
   Chicago, Illinois           5,720,621         12,140            -        2,675           -      14,815             -      14,815

   East Water Place Townhomes
   Chicago, Illinois (1)               -         15,952            -      141,036      22,311     179,299             -     179,299

Investment in LCD Partner-
   ship (66 2/3% partner-
   ship interest) LCD
   Partnership has 50%
   partnership
   interest in New Street
   Joint Venture which owns:
   Apartment Building -
      Cityfront Place
      High-Rise 400 North
      McClurg Court
      Chicago, Illinois (2)            -      1,689,161            -            -  (3,394,238) (1,705,077)            - (1,705,077)

Land and land improvements
   held for development: ap-                                                                                           -
   proximately 13 acres in
   Chicago, Illinois,
   boundaries being the
   Chicago River on the
   South, Grand Avenue on
   the North, Lake Shore
   Drive and the Ogden Slip
   Turning Basin on the East
   and Columbus Drive on the
   West                                -      3,024,136            -   12,006,068   1,931,023  16,961,227             -  16,961,227
                             -----------     ----------  -----------  -----------  ----------- -----------  ------------ ----------
          Total (3)          $28,067,737     $8,599,101  $66,855,891  $19,593,120 $(1,097,804)$25,213,930   $68,736,378 $93,950,308
                             -----------     ----------  -----------  ----------- ----------- -----------   ------------ ----------
                             -----------     ----------  -----------  ----------- ----------- -----------   ------------ ----------


                                                         DATE
                                         ACCU-             OF
                                         MULATED          CON-
                                         DEPRE-          STRUC-          DATE
     DESCRIPTION                         CIATION          TION         ACQUIRED
     -----------                         -------          ----         --------

Office Complexes-
   Lincoln Garden
   2901 West Busch Blvd.
   Tampa, Florida                       $1,685,075          1981       7/31/86

   Waterplace Park
   8925-9011 N. Meridian St.
   Indianapolis, Indiana                 2,119,219          1980       9/30/86

Apartment Complex-
   Cityfront Place Mid-Rise
   440-480 N. McClurg Court
   Chicago, Illinois                     6,838,212          1991      12/17/91

Parking Facility-
   Ogden Plaza
   300 East N. Water St.
   Chicago, Illinois                       331,433          1992       3/01/92

Ground leases-
   Sheraton Chicago Hotel
     & Towers
   301 East N. Water St.
   Chicago, Illinois                     1,091,802             -      12/31/85

   Kraft Building
   500 N. Peshtigo Court
   Chicago, Illinois                             -             -      12/31/85

   East Water Place Townhomes
   Chicago, Illinois (1)                    33,265             -      12/31/85

Investment in LCD Partner-
   ship (66 2/3% partner-
   ship interest) LCD
   Partnership has 50%
   partnership
   interest in New Street
   Joint Venture which owns:
   Apartment Building -
      Cityfront Place
      High-Rise
      400 North
      McClurg Court
      Chicago, Illinois (2))                     -             -       8/31/89

Land and land improvements
   held for development: ap-
   proximately 13 acres in
   Chicago, Illinois,
   boundaries being the
   Chicago River on the
   South, Grand Avenue on
   the North, Lake Shore
   Drive and the Ogden Slip
   Turning Basin on the East
   and Columbus Drive on the
   West                                  2,005,551             -      12/31/85
                                       -----------
          Total (3)                    $14,104,557
                                       -----------
                                       -----------




    NOTES:
    (1) Reflects the lease for land for 8 units only. The land for the remaining 48 units was not leased or committed until May 17, 1996, and is included in land and land improvements held for development.
    (2) Initial cost represents the carrying value of assets contributed to LCD Partnership as of August 31, 1989, the date of formation of LCD. Costs subsequent to acquisition include net distributions from LCD to the Trust of $45,798 and the Trust's Equity in Net Loss of LCD Partnership of $3,348,440 most of which represents the development loss from New Street Joint Venture during the period from opening of the High-Rise, July 1, 1991 to December 31, 1995.
    (3) Aggregate cost for Federal income tax purposes is approximately $50,000,000. Accumulated depreciation for Federal income tax purposes is approximately $11,000,000.

                                                                    SCHEDULE III
                                                                       CONTINUED



                                                             LAND
                                                           AND LAND    BUILDINGS AND
                                                         IMPROVEMENTS  IMPROVEMENTS       TOTAL
                                                         ------------  -------------      -----
Real estate-
  Balance at April 30, 1993. . . . . . . . . . . . .      $28,152,318    $89,186,129   $117,338,447
      Additions during the year. . . . . . . . . . .          259,900        343,488        603,388
      Deductions of property transferred (1) . . . . .       (530,238)      (842,789)    (1,373,027)
                                                           -----------    -----------   ------------
  Balance at April 30, 1994. . . . . . . . . . . . .       27,881,980     88,686,828    116,568,808
      Additions during the year. . . . . . . . . . .          158,458        940,074      1,098,532
      Deductions of property transferred (1) . . . . .     (2,716,901)   (20,998,303)   (23,715,204)
                                                           -----------    -----------   ------------
  Balance at April 30, 1995. . . . . . . . . . . . .       25,323,537     68,628,599     93,952,136
      Additions during the year. . . . . . . . . . .          239,272        409,944        649,216
      Deductions of property transferred (1) . . . . .       (348,879)      (302,165)      (651,044)
                                                           -----------    -----------   ------------
  Balance at April 30, 1996. . . . . . . . . . . . .      $25,213,930    $68,736,378   $ 93,950,308
                                                           -----------    -----------   ------------
                                                           -----------    -----------   ------------


Accumulated depreciation-
  Balance at April 30, 1993. . . . . . . . . . . . .                                    $11,009,383
      Add-Depreciation charged to expense
        during period (2). . . . . . . . . . . . . .                                      3,373,373
      Deduct-assets transferred/retired. . . . . . .                                       (842,789)
                                                                                         -----------
  Balance at April 30, 1994  . . . . . . . . . . . .                                     13,539,967
      Add-Depreciation charged to expense
        during period (2). . . . . . . . . . . . . .                                      3,181,826
      Deduct-assets transferred/retired. . . . . . .                                     (5,084,020)
                                                                                         -----------
  Balance at April 30, 1995. . . . . . . . . . . . .                                     11,637,773
      Add-Depreciation charged to expense
        during period (2). . . . . . . . . . . . . .                                      2,724,838
      Deduct-assets transferred/retired. . . . . . .                                       (258,054)
                                                                                         -----------
  Balance at April 30, 1996. . . . . . . . . . . . .                                    $14,104,557
                                                                                         -----------
                                                                                         -----------



Note (1) Includes the Trust's Equity in Net Loss of LCD Partnership of $348,879, $475,571 and $530,238 during fiscal 1996, 1995 and 1994, respectively. Also includes property retirements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                       PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

    Incorporated herein by reference from the Trust's definitive Proxy
Statement for the Annual Meeting of Shareholders to be held on October 15, 1996. Information concerning the Executive Officers is included in Part I on page 14.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Trust's definitive Proxy
Statement for the Annual Meeting of Shareholders to be held on October 15, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Trust's definitive Proxy
Statement for the Annual Meeting of Shareholders to be held on October 15, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Trust's definitive Proxy
Statement for the Annual Meeting of Shareholders to be held on October 15, 1996.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS
         The financial statements listed in the accompanying index to financial statements on page 51 are filed as part of this annual report.

    2.   FINANCIAL STATEMENT SCHEDULES
         The financial statement schedule listed in the accompanying index to financial statements on page 51 is filed as part of this annual report.

    3.   EXHIBITS
         The exhibits listed in the accompanying index to exhibits on pages 52-54 are filed as part of this annual report.

(b)      REPORTS ON FORM 8-K

         A Form 8-K was filed February 28, 1996 by the Trust announcing that it had retained Lehman Brothers Inc. as financial advisor to assist the Trust in studying strategic alternatives designed to enhance shareholder value.

         A Form 8-K was filed April 12, 1996 by the Trust announcing that the Trust's Board of Trustees had authorized Lehman Brothers Inc. to seek preliminary indications of interest for a potential business combination involving the Trust.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES

                            INDEX TO FINANCIAL STATEMENTS
                          AND FINANCIAL STATEMENTS SCHEDULES
                                     (ITEM 14(a))


                                                                          PAGE
                                                                          ----

Report of independent public accountants . . . . . . . . . . . . . . . .    27
Consolidated balance sheets as of April 30, 1996 and 1995. . . . . . . .    28
Consolidated statements of income for each of the three
  years in the period ended April 30, 1996 . . . . . . . . . . . . . . .    29
Consolidated statements of cash flows for each of the
  three years in the period ended April 30, 1996 . . . . . . . . . . . .    30
Consolidated statements of shareholders' equity for
  each of the three years in the period ended April 30, 1996 . . . . . .    31
Notes to consolidated financial statements . . . . . . . . . . . . . . .    32
Schedule as of April 30, 1996:
     III-Real estate and accumulated depreciation. . . . . . . . . . . .    48




    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES

                                  INDEX TO EXHIBITS
                                     (ITEM 14(a))


DESCRIPTION

3      Articles of Incorporation.

3.1 Declaration of Trust (as amended September 16, 1986) incorporated herein by reference to Exhibit 3.1 to Form 10-K dated July 29, 1987 and further amended September 19, 1989 incorporated herein by reference to Appendices A through C of the Trust's definitive proxy statement dated August 7,1989 and further amended September 22, 1993 incorporated herein by reference to Appendix A of the Trust's definitive proxy statement dated August 9, 1993 (Commission File No. 0-13804).

3.2 Bylaws of The Chicago Dock and Canal Trust adopted February 13, 1996 are incorporated herein by reference to Exhibit 3.2 to Form 10-Q dated March 14, 1996 (Commission File No. 0-13804).

4 Instruments Defining the Rights of Security Holders and Holders of Long-Term Debt.

4.1 Promissory Note, dated May 29,1987 between The Chicago Dock and Canal Trust and Pacific Mutual Life Insurance Company and related mortgage and assignment documents will be filed in accordance with Item
       601(b)(4)(iii) of Regulation S-K if so requested by the Commission.

4.2 Rights Agreement dated as of July 20,1988 between The Chicago Dock and Canal Trust and Harris Trust and Savings Bank is incorporated herein by reference to Form 8-K, dated July 8,1988 (Commission File No. 0-13804).

4.3 Promissory Note dated December 27, 1990 between The Chicago Dock and Canal Trust and National Home Life Assurance Company and related guaranty, mortgage and assignment documents are incorporated herein by reference to Exhibit 4.5 to Form 10-K dated July 29, 1991 (Commission File No. 0-13804).

4.4 Revolving Credit Agreement dated December 23, 1994 between The Chicago Dock and Canal Trust and First Bank N.A. and related promissory note, mortgage and assignment documents are incorporated herein by reference to Exhibit 4.4 to Form 10-K dated August 14, 1995 (Commission File No. 0-13804).

10     Material Contracts.

10.1* The Chicago Dock and Canal Trust 1982 Employees' Stock Option Plan, as amended and restated effective April 10, 1991, is incorporated herein by reference to Appendix B of the Trust's 1991 definitive proxy statement dated August 9, 1991 (Commission File No. 0-13804).

10.2* The Chicago Dock and Canal Trust 1986 Employees' Stock Option Plan, as amended and restated effective April 10, 1991, is incorporated herein by reference to Appendix C of the Trust's 1991 definitive proxy statement dated August 9, 1991 (Commission File No. 0-13804).

10.3* The Chicago Dock and Canal Trust 1988 Employees' Stock Option Plan, as amended and restated effective April 10, 1991, is incorporated herein by reference to Appendix D of the Trust's 1991 definitive proxy statement dated August 9, 1991 (Commission File No. 0-13804).

10.4 The Chicago Dock and Canal Trust 1988 Trustees' Stock Option Plan, as amended September 22, 1993, is incorporated herein by reference to Appendix D of the Trust's definitive proxy statement dated August 9, 1993 (Commission File No. 0-13804).

10.5* The Chicago Dock and Canal Trust 1991 Employees' Stock Option Plan is incorporated herein by reference to Appendix A of the Trust's 1991 definitive proxy statement dated August 9, 1991 (Commission File No. 0-13804).

10.6* Supplemental Executive Retirement Plan dated January 1, 1986 is incorporated herein by reference to Exhibit 10.6 to Form 10-K dated July 29, 1987 (Commission File No. 0-13804).

10.7* Employment Agreement between the Trust and Charles R. Gardner dated April 14, 1993, is incorporated herein by reference to Exhibit 10.7 to Form 10-K filed July 29, 1993 (Commission File No. 0-13804).

10.8* Employment Agreement between the Trust and David R. Tinkham dated April 14, 1993, is incorporated herein by reference to Exhibit 10.8 to Form 10-K filed July 29, 1993 (Commission File No. 0-13804).

10.9* Amendments effective May 1, 1993 to the Supplemental Executive Retirement Plan dated January 1, 1986, are incorporated herein by reference to Exhibit 10.9 to Form 10-K filed July 29, 1993 (Commission File No. 0-13804).

10.10 The Chicago Dock and Canal Trust 1993 Trustees' Stock Option Plan is incorporated herein by reference to Appendix C of the Trust's 1993 definitive proxy statement dated August 9, 1993 (Commission File No. 0-13804).

10.11* The Chicago Dock and Canal Trust 1993 Employees' Stock Option Plan is incorporated herein by reference to Appendix B of the Trust's 1993 definitive proxy statement dated August 9, 1993 (Commission File No. 0-13804).

10.12 Letter agreement among the Trust, Private Capital Management, Inc. and Mr. Bruce Sherman is incorporated herein by reference to Exhibit 1 to Form 8-K dated April 27, 1994 (Commission File No. 0-13804).

10.13* Amendment to Employment Agreement between the Trust and Charles R.
       Gardner dated July 19, 1995 is incorporated herein by reference to
       Exhibit 10.13 to Form 10-K dated August 14, 1995 (Commission File No. 0-13804).

10.14* Amendment to Employment Agreement between the Trust and David R. Tinkham dated July 19, 1995 is incorporated herein by reference to Exhibit 10.14 to Form 10-K dated August 14, 1995 (Commission File No. 0-13804).

10.15 Agreement between the Trust and Kerr-McGee Chemical Corporation dated January 18, 1996 is filed herewith.

10.16* Amendment to Employment Agreement between the Trust and David R. Tinkham dated April 10, 1996 is filed herewith.

27 Financial Data Schedule for the fiscal year ended April 30, 1996 is filed herewith.

* Represents a management contract or compensatory plan or arrangement referred to in Item 14(a)(3) in Form 10-K.

                                      SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                            THE CHICAGO DOCK AND CANAL TRUST

                               By /s/       CHARLES R. GARDNER
                                  -----------------------------------------
                                  Charles R. Gardner, President and Trustee
                                       (Principal Executive Officer)

                               Date             July 9, 1996
                                  -----------------------------------------

                               By /s/         DAVID R. TINKHAM
                                  -----------------------------------------
                                      David R. Tinkham, Vice President
                                       (Principal Financial Officer)

                               Date             July 9, 1996
                                  -----------------------------------------


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated:

    /s/  EDWARD McCORMICK BLAIR, JR.                  Date July 9, 1996
- --------------------------------------------------
         Edward McCormick Blair, Jr., Trustee

    /s/  PETER J.P. BRICKFIELD                        Date July 9, 1996
- --------------------------------------------------
         Peter J.P. Brickfield, Trustee

    /s/  JOHN S. GATES, JR.                           Date July 9, 1996
- --------------------------------------------------
         John S. Gates, Jr., Trustee

    /s/  OGDEN McCLURG HUNNEWELL                      Date July 9, 1996
- --------------------------------------------------
         Ogden McClurg Hunnewell, Trustee

    /s/  CHARLES N. SEIDLITZ                          Date July 9, 1996
- --------------------------------------------------
         Charles N. Seidlitz, Trustee

    /s/  NANCY W. TROWBRIDGE                          Date July 9, 1996
- --------------------------------------------------
          Nancy W. Trowbridge, Trustee

    /s/  ROBERT E. WOOD II                            Date July 9, 1996
- --------------------------------------------------
         Robert E. Wood II, Trustee