Form 10-Q
period 1996-07-31
CHICAGO DOCK & CANAL TRUST
filed 1996-09-13
CIK 774658

                          SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.    20549

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR QUARTER ENDED JULY 31, 1996    COMMISSION FILE NO. 0-13804

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


                         YES   X                   NO
                            -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON SHARES OF BENEFICIAL INTEREST - NO PAR VALUE PER SHARE, 5,783,800 SHARES OUTSTANDING ON SEPTEMBER 13, 1996.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                           THE CHICAGO DOCK AND CANAL TRUST
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                        ASSETS
                                     (UNAUDITED)


                                                        JULY 31,     APRIL 30,
                                                          1996         1996
                                                      -----------  -----------
                                                            (IN THOUSANDS)
INVESTMENT IN REAL ESTATE, at cost:
  DEVELOPED PROPERTIES                                    $70,158      $70,246
  LAND AND LAND IMPROVEMENTS
    HELD FOR DEVELOPMENT                                   16,546       16,961
  LAND SUBJECT TO GROUND
    LEASES                                                  7,201        6,743
  LESS:ACCUMULATED
    DEPRECIATION AND AMORTIZATION                         (14,789)     (14,104)
                                                      -----------  -----------
       NET INVESTMENT IN REAL ESTATE                       79,116       79,846
                                                      -----------  -----------

OTHER ASSETS:
  CASH AND CASH EQUIVALENTS                                   520          757
                                                      -----------  -----------
  INVESTMENTS AVAILABLE FOR SALE, AT COST
    (APPROXIMATE MARKET VALUE OF $7,320
    AT JULY 31, 1996)                                       7,303        5,973
                                                      -----------  -----------
  SHORT TERM INVESTMENTS-RESTRICTED,
    AT COST (AND AT APPROXIMATE MARKET
    VALUE)                                                    502          203
                                                      -----------  -----------
SECURITY DEPOSIT CASH                                         823          808
                                                      -----------  -----------

RECEIVABLES:
  TENANTS (INCLUDING $29,771 OF ACCRUED
    BUT UNBILLED RENTS AT JULY 31, 1996)                   29,907       29,647
  REAL ESTATE TAXES PAYABLE BY LESSEES                      7,273        5,931
  LAND IMPROVEMENTS                                         1,388        1,388
  INTEREST                                                     52           45
  OTHER                                                       372          225
                                                      -----------  -----------
                                                           38,992       37,236
                                                      -----------  -----------
OTHER ASSETS, NET                                           1,045        1,185
                                                      -----------  -----------
                                                         $128,301     $126,008
                                                      ===========  ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                           THE CHICAGO DOCK AND CANAL TRUST
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                     (UNAUDITED)


                                                        JULY 31,    APRIL 30,
                                                         1996         1996
                                                      -----------  -----------
                                                            (IN THOUSANDS)
LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    REAL ESTATE TAXES                                      $5,475       $4,946
    REAL ESTATE TAXES PAYABLE BY LESSEES                    7,273        5,931
    ACCRUED ENVIRONMENTAL REMEDIATION COSTS                   750          750
    OTHER                                                   1,770        2,208
  CASH DIVIDENDS PAYABLE                                      347          231
  MORTGAGE NOTES PAYABLE                                   28,087       28,068
                                                      -----------  -----------
       TOTAL LIABILITIES                                   43,702       42,134
                                                      -----------  -----------



SHAREHOLDERS' EQUITY:
  COMMON SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 20,000,000 AUTHORIZED,
    5,944,200 ISSUED                                        3,101        3,101
                                                      -----------  -----------

  PREFERRED SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 1,000,000 AUTHORIZED,
    NONE ISSUED                                                 0            0
                                                      -----------  -----------

  UNDISTRIBUTED INCOME BEFORE NET GAIN FROM
    SALE OF REAL ESTATE PROPERTIES                          9,745        9,020


  UNDISTRIBUTED NET GAIN FROM SALE
    OF REAL ESTATE PROPERTIES                              72,372       72,372
                                                      -----------  -----------
  TOTAL UNDISTRIBUTED NET INCOME                           82,117       81,392
                                                      -----------  -----------
LESS:
  TREASURY SHARES OF BENEFICIAL INTEREST,
    AT COST-160,400 SHARES                                   (619)        (619)
                                                      -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY                             84,599       83,874
                                                      -----------  -----------
                                                         $128,301     $126,008
                                                      ===========  ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                           THE CHICAGO DOCK AND CANAL TRUST
                                   AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                   THREE MONTHS   THREE MONTHS
                                                       ENDED          ENDED
                                                      JULY 31,       JULY 31,
                                                        1996          1995
                                                    ------------  ------------
                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

REVENUES:

  REVENUE FROM RENTAL PROPERTY                            $4,609        $3,508
  REAL ESTATE TAXES PAYABLE BY LESSEES                     1,430         1,841
                                                    ------------  ------------
      TOTAL REVENUES                                       6,039         5,349
                                                    ------------  ------------
EXPENSES:

  REAL ESTATE TAXES                                          715           729
  REAL ESTATE TAXES PAYABLE BY LESSEES                     1,430         1,841
  PROPERTY OPERATING EXPENSES                                827           706
  GENERAL AND ADMINISTRATIVE                                 443           462
  DEPRECIATION AND AMORTIZATION                              741           750
  INTEREST EXPENSE                                           725           715
                                                    ------------  ------------
      TOTAL EXPENSES                                       4,881         5,203
                                                    ------------  ------------
      OPERATING INCOME                                     1,158           146

INVESTMENT AND OTHER INCOME                                  104            86
EQUITY IN NET LOSS OF LCD PARTNERSHIP                       (101)         (103)
RESTRUCTURING EXPENSES                                       (89)            0
                                                    ------------  ------------

      NET INCOME                                          $1,072          $129
                                                    ============  ============

EARNINGS PER SHARE                                         $0.19         $0.02
                                                    ============  ============


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
AN INTEGRAL PART OF THESE STATEMENTS.

                           THE CHICAGO DOCK AND CANAL TRUST
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                                              THREE MONTHS  THREE MONTHS
                                                                                                  ENDED        ENDED
                                                                                                 JULY 31,     JULY 31,
                                                                                                   1996         1995
                                                                                               -----------   -----------
                                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                                      $1,072            $129
  ADD (DEDUCT)-ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
          DEPRECIATION AND AMORTIZATION                                                              741             750
          EFFECT OF AVERAGING HOTEL RENTAL REVENUE                                                  (687)         (1,037)
          EQUITY IN NET LOSS OF LCD PARTNERSHIP                                                      101             103
          CHANGES IN RECEIVABLES                                                                  (1,084)         (1,869)
          CHANGES IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                         1,433           2,615
          DIFFERENCE BETWEEN CURRENT INTEREST PAYABLE AND CONTRACTUAL INTEREST                        43             519
          AMORTIZATION OF LOAN FEES                                                                   20              20
          OTHER                                                                                       90              39
                                                                                             -----------     -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                                        1,729           1,269
                                                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS                                 (1,330)           (694)
          NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS-RESTRICTED                        (299)           (299)
          ADDITIONS TO INVESTMENTS IN REAL ESTATE                                                    (56)            (85)
          LEASE COMMISSIONS AND OTHER                                                                (26)            (22)
                                                                                             -----------     -----------
CASH FLOWS (USED IN) INVESTING ACTIVITIES                                                         (1,711)         (1,100)
                                                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          CASH DIVIDENDS DECLARED                                                                   (347)            (58)
          CHANGE IN DIVIDENDS PAYABLE                                                                116               0
          PRINCIPAL PAYMENTS ON LOANS                                                                (24)            (22)
                                                                                             -----------     -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES                                                           (255)            (80)
                                                                                             -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (237)             89

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       757             344
                                                                                             -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $520            $433
                                                                                             ===========     ===========



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JULY 31, 1996 AND 1995

1.  Business of the Trust

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

    As of July 31, 1996, the Trust's principal real estate investments consisted of: (i) fee title or other interests in approximately 22 acres of partially developed land in Cityfront Center in downtown Chicago (including certain developed sites); (ii) Waterplace Park, an office complex in Indianapolis, Indiana; and (iii) Lincoln Garden, an office complex in Tampa, Florida.

2.  Summary of Significant Accounting Policies

    The financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Significant accounting policies are described below and reference is made to the Notes to Consolidated Financial Statements in the Trust's Form 10-K filed with the Securities and Exchange Commission on July 9, 1996.

    The financial statements in this report have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and the results of operations for the interim periods have been made. The results for the three month periods are not necessarily indicative of the results for the full year.

3.  Subsidiaries and Joint Venture

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

    As of March 31, 1996, total assets and liabilities of NSJV were $45,731,000 and $38,287,000, respectively. For the three months ended March 31, 1996, NSJV recorded gross revenues of $1,744,000 and total expenses of $2,094,000, which resulted in a net loss of $350,000. Included in total expenses is depreciation and amortization expense, which for the three months ended March 31, 1996 equaled $424,000. LCD has a fiscal year which ends on April 30 and NSJV uses the calendar year. Accordingly, LCD records its proportionate share of NSJV's operating results four months in arrears.

4.  Investments in Real Estate
    Land and Land Improvements Held for Development -
    Surface Parking:

    During the third quarter of fiscal 1996, the Trust leased four surface parking lots containing 725 stalls to System Parking, Inc. The lots had previously been leased to North Pier Chicago on a fixed rental basis. The new lease started January 1, 1996 and provides that the Trust will receive varying percentages of the gross revenue generated by the lots. System Parking is responsible for paying the operating expenses of the lots, but the Trust has the obligation to pay the real estate taxes. The recent renovation of nearby Navy Pier has increased demand for parking in the area and the Trust expects an increase in net cash flow under the terms of the new lease compared to the prior lease. For calendar year 1996, the new lease provides for minimum rent of $3,600,000 (subject to potential adjustment during the remediation of the Tested
Site) (See Note 7).

    Land Subject to Ground Leases -
    Sheraton Chicago Hotel & Towers:

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

    The Trust recognizes as rental revenue the average minimum base rent payable over the initial 50 year term of the lease. This rent increases from $150,000 in 1989 to approximately $16 million in 2038. The average rent calculation also considers the minimum purchase price pursuant to the terms of the above described purchase option. Under the Trust's method of revenue recognition, the total carrying value of the land and the related accrued rent receivable will never exceed the minimum option purchase price. The annual base rental income recognized on the lease is approximately $4,848,000. The cash base rent received during the first quarter of fiscal 1997 equaled $525,000.

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

5.  Mortgage Notes Payable

    At July 31, 1996, mortgage notes payable consisted of two notes secured by first mortgages on the rents from and the land under the Kraft Building, and the rents from and the land under the Sheraton Chicago Hotel & Towers. Both notes are non-recourse with respect to the Trust.

    The principal balance of the Kraft Building note issued in May 1987, was $5,696,000 at July 31, 1996. It is due in April 2016, bears interest at an annual rate of 9.5%, payable monthly, and is self-amortizing over its term. The carrying value of collateral pledged on this note at July 31, 1996 equaled $15,000.

    At July 31, 1996, the principal balance of the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers was $22,391,000.
The note is due January 1, 2005. The initial principal amount of the loan was $14,367,000 and the interest rate is 10.25%. Amounts are payable monthly, but through December 31, 1998, the debt service currently payable coincides with the ground rent due under the Sheraton lease. The difference between current interest payable and the contractual interest is added to principal. Starting in 1999, debt service will be computed on a 30 year amortization based on the then current principal balance. The carrying value of collateral pledged on this note at July 31, 1996 was $35,164,000 and consisted of land, the depreciated basis in land improvements and accrued but unbilled rent.

    On December 23, 1994, the Trust entered into a revolving credit agreement with First Bank, N.A. The agreement has a three year term and provides for a maximum commitment by the lender of $20,000,000. The agreement is secured by the Cityfront Place Mid-Rise. Initially the Trust borrowed $4,000,000 of the available credit and used the proceeds to retire the $4,000,000 Cityfront Place Mid-Rise note issued February 25, 1992. During the fourth quarter of fiscal 1995, the Trust repaid the $4,000,000 initially advanced under the credit facility using available cash and cash equivalents and investments available for sale. Since that time the Trust has not borrowed any of the available credit. Accordingly, at July 31, 1996, the full amount of the facility is available. Interest only, based on LIBOR plus 135 basis points, is due monthly on the amount advanced under the revolving credit agreement. The carrying value of collateral pledged on this revolving credit agreement at July 31, 1996 equaled $45,799,000.

6.  Short-Term Investments - Restricted

    As a requirement of the revolving credit agreement entered into by the Trust on December 23, 1994 with First Bank, N.A., the Trust agreed to make monthly payments into an escrow account. This account funds the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At July 31, 1996, the balance in this account equaled $502,000.

7.  Environmental Remediation Costs

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

    The Trust's consultants have prepared cost estimates to remediate the contaminated areas on the Tested Site which range from $1 million to $7 million, with $3.5 million representing the most likely estimated cost of the required remediation, which involves excavation and disposal of the areas contaminated by thorium. That range of costs is estimated based on the results of surface measurements, the analysis of samples gathered from nine borings taken on the site and the review of the Unilateral Administrative Order. While the tests conducted to date were made pursuant to the consent order with the EPA, additional conditions may exist on the site which would be discovered only upon excavation.

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

    On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of the Tested Site and the disposal of the contaminated material at an approved off-site facility. In response to this Order, KMCC, in conjunction with the Trust, submitted a work plan for the remediation to the EPA. The EPA has since reviewed and commented on the work plan and the Trust and KMCC are currently preparing their response to the comments. In September, additional drilling began to more precisely define the area to be remediated. Remediation is scheduled to begin in October, with completion expected by the end of calendar year 1996. Additional conditions may exist on the site which would be discovered only upon excavation which may impact the timing of remediation.

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

8.  Solicitation of Indications of Interest for Business Combination

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

ITEM 2

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    On February 28, 1996 the Trust retained Lehman Brothers Inc., as its financial advisor to assist in studying strategic alternatives designed to enhance shareholder value. As part of this study, the Board, on April 11, 1996, authorized Lehman Brothers to seek preliminary indications of interest for a potential business combination involving the Trust. There can be assurance that any transaction will occur as a result of this study.

    To date, East Water Place, L.P., the developer lessee of East Water Place Townhomes has leased 28 townhome lots from the Trust. The developer is obligated to lease 16 more lots during calendar 1997 and the remaining 12 lots in calendar 1998. Initial occupancy of the townhomes is planned by the end of calendar 1996.

    On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of an area in Cityfront Center currently used as a parking lot known as the Tested Site. Kerr-McGee Chemical Corporation ("KMCC"), which is responsible for the remediation of the Tested Site, in conjunction with the Trust submitted a work plan for the remediation to the EPA. The EPA has since reviewed and commented on the work plan and the Trust and KMCC are currently preparing their response to the comments. In September, additional drilling began to more precisely define the area to be remediated. Remediation is scheduled to begin in October, with completion expected by the end of calendar year 1996. Additional conditions may exist on the site which would be discovered only upon excavation which may impact the timing and the extent of remediation.

    During the third quarter of fiscal 1995, the Trust sold a parcel of land to the Chicago Music and Dance Theater, Inc. (the "Theater") for the construction of a 1,500 seat performing arts theater in Cityfront Center. The Theater reports it is close to raising the necessary financing for the construction of the project. The Trust retained repurchase rights for the site if the Theater has not made a substantial commencement of construction prior to September 1, 1996, subject to force majeure delays. The Theater has requested a 30 day extension of this date in order to finalize its financing arrangements.

    Recently the actual calendar 1995 real estate tax bills for the Trust's Cityfront Center property were released by the Cook County Assessor. These bills reflect a slight decrease from calendar 1994 taxes. The Trust had reflected an estimate for calendar 1995 taxes at the end of fiscal 1996 which assumed an increase in calendar 1995 taxes over calendar 1994 taxes.

    During the first quarter of fiscal 1997, the Mid-Rise and High-Rise buildings of Cityfront Place continued their strong performances. Average occupancy during the quarter was 97% and 96% for the Mid-Rise and High-Rise respectively. At the Trust's two properties outside of Chicago, occupancy at Lincoln Garden in Tampa, Florida and at Waterplace Park in Indianapolis, Indiana was 92% and 90%, respectively, at July 31, 1996. Furthermore, occupancy at Lincoln Garden rose to 96% in August 1996 and at Waterplace Park occupancy increased to 99% in September 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1996 VERSUS
    THREE MONTHS ENDED JULY 31, 1995

Revenues:

    Revenue from rental property increased for the three months ended July 31, 1996 compared to the same period in the prior year primarily due to revenue generated by the Trust's surface parking lots. As a result of a lease, which began January 1, 1996, with System Parking, Inc., current quarter revenues from these lots increased by $824,000. Current quarter revenues also exceeded revenues from the first quarter of fiscal 1996 for the Mid-Rise, the Ogden Plaza parking facility, Waterplace Park and Lincoln Garden. Finally, the current quarter reflects revenues generated by the East Water Place Townhomes. No townhome revenue was recorded during the first quarter of fiscal 1996.

    Under the terms of the lease with System Parking, Inc., the Trust became liable for real estate taxes on all four of the surface parking lots. Under the prior lease, the lessee had the responsibility for the payment of real estate taxes. As a result, real estate taxes payable by lessees decreased in the
current quarter.    Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

    Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The loss during the Trust's first quarter of fiscal 1997, which ended July 31, 1996, reflects the building's operations from January 1, 1996 through March 31, 1996, the first quarter of New Street Joint Venture's fiscal year. The current quarter loss had no impact on Trust cash flows since New Street Joint Venture did not require additional equity contributions and because of the cash flow priority of LCD's partner in New Street Joint Venture.

Expenses:

    Although real estate tax expense decreased by only $14,000 this quarter compared to the first quarter of fiscal 1996, two major differences exist between the quarters. First, actual calendar 1995 real estate tax bills were lower than the estimate reflected in the April 30, 1996 accrual balance. Second, under the terms of its lease with System Parking, Inc., the Trust assumed the responsibility for real estate taxes on all four of the surface parking lots. Under the terms of the prior lease, the lessee had the responsibility for the payment of taxes and these were reported as real estate taxes payable by lessees.

    Property operating expenses increased primarily due to increases at the Mid-Rise and Waterplace Park. The increase at the Mid-Rise included an increase in carpet replacement in individual units, which is recorded as expense when incurred. The increase at Waterplace Park is the result of a significant increase in occupancy from the current quarter as compared to the first quarter of fiscal 1996.

    Restructuring expenses consist primarily of legal and consulting expenses related to the solicitation of indications of interest for a potential business combination.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:

    OPERATING

    Cash flows from operating activities increased in the first quarter of fiscal 1997 compared to the same quarter in the prior year due primarily to an increase in cash flows from parking operations.

    INVESTING

    Cash flows used in investing activities increased during the current quarter due to an increase in the acquisition of unrestricted short-term investments. These acquisitions were made possible by the increase in operating cash flows.

    FINANCING

    Cash flows used in financing activities increased during the current quarter due to the increase in dividends paid.

Funds From Operations:

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

    Funds from Operations equaled $2,031,000 during the current quarter compared to $1,011,000 for the same period in the prior fiscal year. This increase of $1,020,000 is primarily due to the increase in net income from parking operations.

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

General Discussion:

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

    During the third quarter of fiscal 1995, the Trust entered into a three year $20,000,000 revolving credit agreement with First Bank, N.A. secured by the Mid-Rise apartment building. At July 31, 1996, the full amount of the facility is available. The Trust agreed to make monthly payments into an escrow account to fund the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At July 31, 1996 the balance in this account equaled $502,000.

    At July 31, 1996, total interest bearing debt of the Trust equaled $28,087,000, all of which was fixed rate debt.

    While the Trust may not, under federal tax law applicable to REIT's, hold property for sale in the ordinary course of business, its policy is to evaluate periodically its portfolio to properties which might be considered for sale, lease or exchange. The most recent sale occurred during the third quarter of fiscal 1995 when the Trust sold a parcel containing approximately 41,000 square feet to the Chicago Music and Dance Theater, Inc. Prior to this, the Trust sold the land under the Brick Venture apartment building adjacent to North Pier at Cityfront Center in fiscal 1989.

    In January 1994, the Trust entered into a consent order with the EPA regarding preliminary testing to be performed on a 2.8 acre site in Cityfront Center currently used as a parking lot (the "Tested Site"). The Trust's consultants have prepared cost estimates to remediate the contaminated areas on the Tested Site which range from $1 million to $7 million, with $3.5 million representing the most likely estimated cost of the required remediation, which involves excavation and disposal of the areas contaminated by thorium.

    The Trust entered into an agreement on August 11, 1995 (which was expanded and superseded by an agreement dated January 18, 1996) with Kerr-McGee Chemical Corporation ("KMCC"), regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC is responsible for the remediation of the Tested Site with respect to thorium contamination and any thorium/mixed waste contamination, and the Trust has the obligation to reimburse KMCC for 25% of the cost of this remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000.

    On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of the Tested Site and the disposal of the contaminated material at an approved off-site facility. In response to this Order, KMCC, in conjunction with the Trust, submitted a work plan for the remediation to the EPA. The EPA has since reviewed and commented on the work plan and the Trust and KMCC are currently preparing their response to the comments. In September, additional drilling began to more precisely define the area to be remediated. Remediation is scheduled to begin in October, with completion expected by the end of calendar year 1996. Additional conditions may exist on the site which would be discovered only upon excavation which may impact the timing and the extent of remediation.

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

    Phase III infrastructure consists primarily of the River Esplanade and River Drive east of McClurg Court, Du Sable Park (a 3 acre park east of Lake Shore Drive), the slip promenade on the south bank of the Ogden Slip and the upgrading of the remainder of East North Water Street. The total current cost to the Trust for the improvements is estimated to be approximately $8.5 million, which includes the Trust's obligation to contribute $600,000 for improvements to be made in Du Sable Park expected to be completed during calendar 1997. The remainder of Phase III will be constructed as needed to support additional development in the area. However, certain improvements are required to be completed no later than the completion of 2,500 units of residential development on the east portion of Cityfront Center. The estimated cost of the remaining infrastructure is based on a number of assumptions, including, but not limited to the following: (i) East Water Place, L.P. completes all improvements on the parcels which are currently under development for the East Water Place Townhomes related to the slip promenade on the south bank of the Ogden Slip; (ii) the Chicago Music and Dance Theater, Inc. completes the pedestrian concourse through its parcel; (iii) the estimate is based on design development drawings; actual site conditions may materially increase the amount; and (iv) the cost estimate includes hard construction costs only and is stated in terms of current costs. It is the intention of the Trust to finance future infrastructure with cash on hand, its current credit facility, general corporate indebtedness, borrowings secured by its income producing properties and ground leases, asset sales or some combination of these sources.

    The recent renovation of nearby Navy Pier has increased demand for parking in the surrounding area. As a result, the Trust expects an increase in net cash flow under the terms of its new lease for four surface parking lots with System Parking, Inc. compared to the cash flow it received from its prior lease with North Pier Chicago. In addition, the Trust expects an increase in net cash flow from the operations of the Ogden Plaza parking facility.

    Starting January 1, 1996, the base rent payable to the Trust from its lease with Cityfront Hotel Associates Limited Partnership for the Sheraton Chicago Hotel & Towers increased to an annual rate of $2.1 million. While all of the base rent will be paid as additional debt service on the loan which financed the infrastructure improvements associated with the hotel, it is the starting point for the future increases in minimum base rent and minimum rent will exceed the debt service beginning in 1999. Also starting July 1, 1995, the percentage rent provisions of the ground lease became effective. During fiscal 1996 the Trust received $226,000 in percentage rent, of which $96,000 was recognized as revenue with the remaining $130,000 representing a prepayment of future percentage rent. Percentage rent for the months of April, May and June 1996, exceeded base rent by $106,000, less than the overpayment from the prior year. Accordingly, no additional payments of percentage rent were received during the first quarter of fiscal 1997.

    The New Street Joint Venture Agreement obligates LCD and Northwestern
Mutual to contribute, if necessary, their prorata shares of funds related to the operation of the High-Rise building. As of July 31, 1996, LCD had funded $335,000 as its share of additional capital contributions, all of which was contributed prior to fiscal 1994. LCD currently holds approximately $910,000 in short term investments. The Trust's two-thirds share of these short term investments is not reflected on the Trust's balance sheet and is in addition to the Trust's cash and investments. The New Street Joint Venture agreement provides for Northwestern Mutual to receive a priority return of operating cash flow and the proceeds from sale or refinancing of the High-Rise. Cash flow must increase significantly from its current level for LCD to receive any cash distributions from New Street Joint Venture after the payment of Northwestern's preferential return. The cash hold by LCD is not subject to any such priorities.

    On July 17, 1996 the Board of Trustees of the Trust declared an increase to the Trust's quarterly dividend to $.06 per share from $.04 per share effective for the dividend paid September 1, 1996. This followed an increase to the Trust's quarterly dividend to $.04 per share from $.01 per share effective for the dividend paid March 1, 1996. These dividend increases reflect an overall improvement in the cash flow and the operating results of the Trust.

    Management considers that the Trust's liquidity at July 31, 1996 is adequate to meet its operating needs and commitments.

Part II
- -------

Item 6(a) -        Exhibits -

    10.17     Amendment to Employment Agreement between the Trust and Charles
              R. Gardner dated August 5, 1996 is filed herewith.

    10.18 Noncompetition Agreement between the Trust and Charles R. Gardner dated August 5, 1996 is filed herewith.

    10.19 Amendment to Employment Agreement between the Trust and David R. Tinkham dated August 5, 1996 is filed herewith.

    10.20 Noncompetition Agreement between the Trust and David R. Tinkham dated August 5, 1996 is filed herewith.

Item 6(b) -        No Form 8-K's were filed during the first quarter of fiscal
                   1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE CHICAGO DOCK AND CANAL TRUST



                                             /s/    DAVID R. TINKHAM
                                            --------------------------------
                                                 David R. Tinkham, Vice
                                                 President and Chief
                                                 Accounting Officer


September 13, 1996