Form 10-Q
period 1996-10-31
CHICAGO DOCK & CANAL TRUST
filed 1996-12-13
CIK 774658

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.    20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED OCTOBER 31, 1996                   COMMISSION FILE NO. 0-13804

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

COMMON SHARES OF BENEFICIAL INTEREST - NO PAR VALUE PER SHARE, 5,786,300 SHARES OUTSTANDING ON DECEMBER 13, 1996.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)


                                                  OCTOBER 31,      APRIL 30,
                                                      1996            1996
                                                  -----------     -----------
                                                        (IN THOUSANDS)
INVESTMENT IN REAL ESTATE, at cost:
  DEVELOPED PROPERTIES                               $70,514         $70,246
  LAND AND LAND IMPROVEMENTS
    HELD FOR DEVELOPMENT                              16,523          16,961
  LAND SUBJECT TO GROUND
    LEASES                                             7,244           6,743
  LESS:ACCUMULATED
    DEPRECIATION AND AMORTIZATION                    (15,493)        (14,104)
                                                  -----------     -----------

      NET INVESTMENT IN REAL ESTATE                   78,788          79,846
                                                  -----------     -----------

OTHER ASSETS:
  CASH AND CASH EQUIVALENTS                              987             757
                                                  -----------     -----------
  INVESTMENTS AVAILABLE FOR SALE, AT COST
    (APPROXIMATE MARKET VALUE OF $7,532
    AT OCTOBER 31, 1996)                               7,502           5,973
                                                  -----------     -----------
  SHORT TERM INVESTMENTS-RESTRICTED,
    AT COST (AND AT APPROXIMATE MARKET
    VALUE)                                               204             203
                                                  -----------     -----------

SECURITY DEPOSIT CASH                                    356             808
                                                  -----------     -----------

RECEIVABLES:
  TENANTS (INCLUDING $30,453 OF ACCRUED
    BUT UNBILLED RENTS AT OCTOBER 31, 1996)           30,729          29,647
  REAL ESTATE TAXES PAYABLE BY LESSEES                 5,652           5,931
  LAND IMPROVEMENTS                                    1,388           1,388
  INTEREST                                                55              45
  OTHER                                                  189             225
                                                  -----------     -----------
                                                      38,013          37,236
                                                  -----------     -----------
OTHER ASSETS, NET                                        913           1,185
                                                  -----------     -----------
                                                    $126,763        $126,008
                                                  -----------     -----------
                                                  -----------     -----------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                  OCTOBER 31,      APRIL 30,
                                                      1996            1996
                                                  -----------     -----------
                                                        (IN THOUSANDS)
LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    REAL ESTATE TAXES                                 $4,375          $4,946
    REAL ESTATE TAXES PAYABLE BY LESSEES               5,652           5,931
    ACCRUED ENVIRONMENTAL REMEDIATION COSTS              725             750
    OTHER                                              2,221           2,208
  CASH DIVIDENDS PAYABLE                                 463             231
  MORTGAGE NOTES PAYABLE                              28,107          28,068
                                                  -----------     -----------
      TOTAL LIABILITIES                               41,543          42,134
                                                  -----------     -----------



SHAREHOLDERS' EQUITY:
  COMMON SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 20,000,000 AUTHORIZED,
    5,944,200 ISSUED                                   3,121           3,101
                                                  -----------     -----------

  PREFERRED SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 1,000,000 AUTHORIZED,
    NONE ISSUED                                            0               0
                                                  -----------     -----------

  UNDISTRIBUTED INCOME BEFORE NET GAIN FROM
    SALE OF REAL ESTATE PROPERTIES                    10,339           9,020


  UNDISTRIBUTED NET GAIN FROM SALE
    OF REAL ESTATE PROPERTIES                         72,372          72,372
                                                  -----------     -----------
  TOTAL UNDISTRIBUTED NET INCOME                      82,711          81,392
                                                  -----------     -----------
LESS:
  TREASURY SHARES OF BENEFICIAL INTEREST,
    AT COST-157,900 AND 160,400 AT OCTOBER 31,
    1996 AND APRIL 30, 1996, RESPECTIVELY               (612)           (619)
                                                  -----------     -----------
      TOTAL SHAREHOLDERS' EQUITY                      85,220          83,874
                                                  -----------     -----------
                                                    $126,763        $126,008
                                                  -----------     -----------
                                                  -----------     -----------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                             THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                 ENDED          ENDED          ENDED          ENDED
                                              OCTOBER 31,    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                 1996           1995           1996           1995
                                             ------------   ------------   ------------   ------------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES:
  REVENUE FROM RENTAL PROPERTY                   $4,777         $3,931         $9,386         $7,439
  REAL ESTATE TAXES PAYABLE BY LESSEES            1,617          1,483          3,047          3,324
                                             ------------   ------------   ------------   ------------
     TOTAL REVENUES                               6,394          5,414         12,433         10,763
                                             ------------   ------------   ------------   ------------
EXPENSES:

  REAL ESTATE TAXES                                 715            743          1,430          1,472
  REAL ESTATE TAXES PAYABLE BY LESSEES            1,617          1,483          3,047          3,324
  PROPERTY OPERATING EXPENSES                       748            859          1,575          1,565
  GENERAL AND ADMINISTRATIVE                        426            550            869          1,012
  DEPRECIATION AND AMORTIZATION                     760            756          1,501          1,506
  INTEREST EXPENSE                                  725            720          1,450          1,435
                                             ------------   ------------   ------------   ------------
     TOTAL EXPENSES                               4,991          5,111          9,872         10,314
                                             ------------   ------------   ------------   ------------
     OPERATING INCOME                             1,403            303          2,561            449

INVESTMENT AND OTHER INCOME                         129             86            233            172
EQUITY IN NET LOSS OF LCD PARTNERSHIP               (91)           (94)          (192)          (197)
RESTRUCTURING EXPENSES                             (384)             0           (473)             0
                                             ------------   ------------   ------------   ------------
     NET INCOME                                  $1,057           $295         $2,129           $424
                                             ------------   ------------   ------------   ------------
                                             ------------   ------------   ------------   ------------
EARNINGS PER SHARE:

     PRIMARY                                      $0.18          $0.05          $0.36          $0.07
                                             ------------   ------------   ------------   ------------
                                             ------------   ------------   ------------   ------------
     FULLY DILUTED                                $0.17          $0.05          $0.35          $0.07
                                             ------------   ------------   ------------   ------------
                                             ------------   ------------   ------------   ------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
AN INTEGRAL PART OF THESE STATEMENTS.

                        THE CHICAGO DOCK AND CANAL TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS        SIX MONTHS
                                                                                        ENDED             ENDED
                                                                                     OCTOBER 31,       OCTOBER 31,
                                                                                         1996             1995
                                                                                     -----------       -----------
                                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                             $2,129              $424
  ADD (DEDUCT)-ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
          DEPRECIATION AND AMORTIZATION                                                   1,501             1,506
          EFFECT OF AVERAGING HOTEL RENTAL REVENUE                                       (1,374)           (1,799)
          EQUITY IN NET LOSS OF LCD PARTNERSHIP                                             192               197
          CHANGES IN RECEIVABLES                                                          1,048            (3,434)
          CHANGES IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 (862)            4,795
          DIFFERENCE BETWEEN CURRENT INTEREST PAYABLE AND CONTRACTUAL INTEREST               88               632
          AMORTIZATION OF LOAN FEES                                                          41                41
          OTHER                                                                             151               140
                                                                                     -----------       -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                               2,914             2,502
                                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS                        (1,529)             (774)
          NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS-RESTRICTED                 (1)             (600)
          ADDITIONS TO INVESTMENTS IN REAL ESTATE                                          (522)             (314)
          LEASE COMMISSIONS AND OTHER                                                       (32)              (39)
                                                                                     -----------       -----------
CASH FLOWS (USED IN) INVESTING ACTIVITIES                                                (2,084)           (1,727)
                                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          CASH DIVIDENDS DECLARED                                                          (810)             (116)
          CHANGE IN DIVIDENDS PAYABLE                                                       232                 0
          PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                            27                 0
          PRINCIPAL PAYMENTS ON LOANS                                                       (49)              (45)
                                                                                     -----------       -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES                                                  (600)             (161)
                                                                                     -----------       -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                       230               614

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              757               344
                                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $987              $958
                                                                                     -----------       -----------
                                                                                     -----------       -----------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1996 AND 1995

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

     As of October 31, 1996, the Trust's principal real estate investments consisted of: (i) fee title or other interests in approximately 22 acres of partially developed land in Cityfront Center in downtown Chicago (including certain developed sites); (ii) Waterplace Park, an office complex in Indianapolis, Indiana; and (iii) Lincoln Garden, an office complex in Tampa, Florida.

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

     As of June 30, 1996, total assets and liabilities of NSJV were $45,724,000 and $38,599,000, respectively. For the six months ended June 30, 1996, NSJV recorded gross revenues of $3,558,000 and total expenses of $4,227,000, which resulted in a net loss of $669,000. Included in total expenses is depreciation and amortization expense, which for the six months ended June 30, 1996 equaled $424,000. LCD has a fiscal year which ends on April 30 and NSJV uses the calendar year. Accordingly, LCD records its proportionate share of NSJV's operating results four months in arrears.

4.   Investments in Real Estate
     Land and Land Improvements Held for Development -
     Surface Parking:

     During the third quarter of fiscal 1996, the Trust leased four surface parking lots containing 725 stalls to System Parking, Inc. The lots had previously been leased to North Pier Chicago on a fixed rental basis. The new lease started January 1, 1996 and provides that the Trust will receive varying percentages of the gross revenue generated by the lots. System Parking is responsible for paying the operating expenses of the lots, but the Trust has the obligation to pay the real estate taxes. The recent renovation of nearby Navy Pier has increased demand for parking in the area and, as a result, the Trust has received an increase in net cash flow under the terms of the new lease compared to the prior lease. For calendar year 1996, the new lease initially provided for minimum rent of $3,600,000. However, due to the remediation of the Tested Site (See Note 7), the minimum rent for calendar year 1996 was adjusted to $3,200,000. The minimum annual rent for calendar year 1997 is $3,600,000. The minimum monthly rental during calendar 1997 will be reduced by 50% during each month that the Tested Site is undergoing remediation.

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

     The lessee also acquired an option to purchase the land. The earliest date on which the land could be acquired pursuant to the option is July 30, 2003. The purchase option provides that the land price will be the greater of (i) $40 million at January 1, 1999 escalating thereafter by the increase in the Consumer Price Index, but not less than 5% nor more than 10% per year or (ii) the highest annual ground rent payable during the thirty-six month period preceding the closing date divided by the Applicable Capitalization Rate which ranges from 7.2% - 7.5%. In addition, in the event the option is exercised during the twelfth operating year beginning April 1, 2003, a supplemental amount of $2.5 million will be added to the purchase price. If the land is acquired at its earliest date, July 30, 2003, the minimum purchase price which the Trust would receive is approximately $52 million.

     The Trust recognizes as rental revenue the average minimum base rent payable over the initial 50 year term of the lease. This rent increases from $150,000 in 1989 to approximately $16 million in 2038. The average rent calculation also considers the minimum purchase price pursuant to the terms of the above described purchase option. Under the Trust's method of revenue recognition, the total carrying value of the land and the related accrued rent receivable will never exceed the minimum option purchase price. The annual base rental income recognized on the lease is approximately $4,848,000. The cash base rent received during the first six months of fiscal 1997 equaled $1,050,000.

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

5.   Mortgage Notes Payable

     At October 31, 1996, mortgage notes payable consisted of two notes secured by first mortgages on the rents from and the land under the Kraft Building, and the rents from and the land under the Sheraton Chicago Hotel & Towers. Both notes are non-recourse with respect to the Trust.

     The principal balance of the Kraft Building note issued in May 1987, was $5,672,000 at October 31, 1996. It is due in April 2016, bears interest at an annual rate of 9.5%, payable monthly, and is self-amortizing over its term. The carrying value of collateral pledged on this note at October 31, 1996 equaled $15,000.

     At October 31, 1996, the principal balance of the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers was $22,435,000.
The note is due January 1, 2005. The initial principal amount of the loan was $14,367,000 and the interest rate is 10.25%. Amounts are payable monthly, but through December 31, 1998, the debt service currently payable coincides with the ground rent due under the Sheraton lease. The difference between current interest payable and the contractual interest is added to principal. Starting in 1999, debt service will be computed on a 30 year amortization based on the then current principal balance. The carrying value of collateral pledged on this note at October 31, 1996 was $35,809,000 and consisted of land, the depreciated basis in land improvements and accrued but unbilled rent.

     On December 23, 1994, the Trust entered into a revolving credit agreement with First Bank, N.A. The agreement has a three year term and provides for a maximum commitment by the lender of $20,000,000. The agreement is secured by the Cityfront Place Mid-Rise. Initially the Trust borrowed $4,000,000 of the available credit and used the proceeds to retire the $4,000,000 Cityfront Place Mid-Rise note issued February 25, 1992. During the fourth quarter of fiscal 1995, the Trust repaid the $4,000,000 initially advanced under the credit facility using available cash and cash equivalents and investments available for sale. Since that time the Trust has not borrowed any of the available credit. Accordingly, at October 31, 1996, the full amount of the facility is available. Interest only, based on LIBOR plus 135 basis points, is due monthly on the amount advanced under the revolving credit agreement. The carrying value of collateral pledged on this revolving credit agreement at October 31, 1996 equaled $45,421,000.

6.   Short-Term Investments - Restricted

     As a requirement of the revolving credit agreement entered into by the Trust on December 23, 1994 with First Bank, N.A., the Trust agreed to make monthly payments into an escrow account. This account funds the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At October 31, 1996, the balance in this account equaled $204,000.

7.   Environmental Remediation Costs

     In June 1993, the U.S. Environmental Protection Agency (the "EPA") conducted preliminary surface tests on a 2.8 acre site used as a surface parking lot (the "Tested Site"). The Tested Site was examined because thorium, a radioactive element, may have been used on the Tested Site earlier in the century by a former tenant, in a building which was demolished in the mid 1930's after the expiry of the tenant's lease.

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

     On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of the Tested Site and the disposal of the contaminated material at an approved off-site facility. In response to this Order, KMCC, in conjunction with the Trust, submitted a work plan for the remediation to the EPA. The EPA has since reviewed and commented on the work plan and the Trust and KMCC responded to the comments. In September, additional drilling began to more precisely define the area to be remediated. Remediation began in October 1996, with completion expected by the end of calendar year 1996 or early 1997. During the remediation, no parking is allowed on the Tested Site. Additional conditions may exist on the site which would be discovered only upon excavation which may impact the timing of remediation.

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

8.   Agreement and Plan of Merger

     On September 27, 1996, the Trust entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Newsweb Corporation providing for the purchase of all outstanding shares of the Trust by Newsweb Corporation for $21.00 per share in cash. The Trust has called a special meeting of its shareholders for January 9, 1997 to vote on the proposed merger with Newsweb Corporation.

     On November 29, 1996, the Trust announced that it had received an unsolicited proposal from Cityfront Center, L.L.C. ("Cityfront") to acquire all of the outstanding shares of the Trust for $22.00 in cash. On December 10, 1996, the Trust announced that it had received a revised proposal from Cityfront to acquire all of the outstanding shares of the Trust for $23.00 per share in cash. The Trust's press releases dated November 29, 1996 and December 10, 1996 are included as exhibits hereto and incorporated herein by this reference. Each of the Trust's press releases disclosed that the Board of Trustees of the Trust had determined that, in order to comply with its fiduciary duties to the Trust's shareholders under applicable law, the Trust, consistent with its rights under the Merger Agreement, would meet with representatives of Cityfront regarding its proposal. There can be no assurance that any discussions or negotiations with Cityfront will result in a definitive agreement between Cityfront and the Trust.

9.   Earnings Per Share

     Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of common shares is increased by the number of shares issuable on the exercise of stock options if the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares is reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options. These purchases are assumed to have been made at the average price of common stock during the period. Fully diluted earnings per share is determined in the same manner except that the stock price at the end of the period is used.

     The number of shares used in the primary earnings per share computation for the three and six months ended October 31, 1996 was 5,996,736 and 5,996,232, respectively. The number of shares used in the fully diluted earnings per share computation for the three and six months ended October 31, 1996 was 6,057,396 and 6,056,892, respectively. The number of shares used for the prior year computation was 5,783,800 in all cases.

ITEM 2

                THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     On September 27, 1996, the Trust entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Newsweb Corporation providing for the purchase of all outstanding shares of the Trust by Newsweb Corporation for $21.00 per share in cash. The Trust has called a special meeting of its shareholders for January 9, 1997 to vote on the proposed merger with Newsweb Corporation.

     On November 29, 1996, the Trust announced that it had received an unsolicited proposal from Cityfront Center, L.L.C. ("Cityfront") to acquire all of the outstanding shares of the Trust for $22.00 in cash. On December 10, 1996, the Trust announced that it had received a revised proposal from Cityfront to acquire all of the outstanding shares of the Trust for $23.00 per share in cash. The Trust's press releases dated November 29, 1996 and December 10, 1996 are included as exhibits hereto and incorporated herein by this reference. Each of the Trust's press releases disclosed that the Board of Trustees of the Trust had determined that, in order to comply with its fiduciary duties to the Trust's shareholders under applicable law, the Trust, consistent with its rights under the Merger Agreement, would meet with representatives of Cityfront regarding its proposal. There can be no assurance that any discussions or negotiations with Cityfront will result in a definitive agreement between Cityfront and the Trust.

     As of November 1, 1996, East Water Place, L.P., the developer lessee of East Water Place Townhomes had leased all 56 townhome lots from the Trust. Initial occupancy of the townhomes occurred in November 1996.

     On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of an area in Cityfront Center used as a parking lot known as the Tested Site. Kerr-McGee Chemical Corporation ("KMCC"), which is responsible for the remediation of the Tested Site, in conjunction with the Trust submitted a work plan for the remediation to the EPA. The EPA has since reviewed and commented on the work plan and the Trust and KMCC responded to the comments. In September, additional drilling began to more precisely define the area to be remediated. Remediation began in October 1996, with completion expected by the end of calendar year 1996 or early 1997. During the remediation, no parking is allowed on the Tested Site. Additional conditions may exist on the site which would be discovered only upon excavation which may impact the timing and the extent of remediation.

     During the third quarter of fiscal 1995, the Trust sold a parcel of land to the

Chicago Music and Dance Theater, Inc. (the "Theater") for the construction of a 1,500 seat performing arts theater in Cityfront Center. The Theater reports it is close to raising the necessary financing for the construction of the project. The Trust retained repurchase rights for the site if the Theater had not made a substantial commencement of construction prior to September 1, 1996, subject to force majeure delays (which date was extended to October 1, 1996, subject to force majeure delays, by agreement of the Trust and the Theater dated August 30,
1996). The Theater began site preparation with its existing funds on an interim basis prior to October 1, 1996.

     Recently the actual calendar 1995 real estate tax bills for the Trust's Cityfront Center property were released by the Cook County Assessor. These bills were lower than the estimate reflected as of April 30, 1996.

     During the first six months of fiscal 1997, the Mid-Rise and High-Rise buildings of Cityfront Place continued their strong performances. Average occupancy during the period was 95% and 96% for the Mid-Rise and High-Rise respectively. At the Trust's two properties outside of Chicago, occupancy at Lincoln Garden in Tampa, Florida and at Waterplace Park in Indianapolis, Indiana rose to 96% and 100%, respectively, at October 31, 1996.

RESULTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 1996 VERSUS
      SIX MONTHS ENDED OCTOBER 31, 1995

Revenues:

     Revenue from rental property increased for the six months ended October 31, 1996 compared to the same period in the prior year primarily due to additional revenue generated by the Trust's surface parking lots. As a result of a lease, which began January 1, 1996, with System Parking, Inc., current period revenues from these lots increased $1,309,000 over the same period in the prior year. Current period revenues also exceeded revenues from the first six months of fiscal 1996 for the Mid-Rise, the Ogden Plaza parking facility, Waterplace Park and Lincoln Garden by a total of $470,000. The current period also reflects revenues generated by the East Water Place Townhomes of $93,000. No townhome revenue was recorded during the first six months of fiscal 1996. Finally, the Trust recorded $75,000 in percentage rent from the Sheraton Chicago Hotel & Towers during the current period. No percentage rent was recorded during the first six months of fiscal 1996.

     Under the terms of the lease with System Parking, Inc., the Trust has the obligation to pay real estate taxes on all four of the surface parking lots. Under the prior lease, the lessee had the responsibility for the payment of real estate taxes. As a result, real estate taxes payable by lessees decreased in the current period. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

     Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The loss during the Trust's first six months of fiscal 1997, which ended October 31, 1996, reflects the building's operations from January 1, 1996 through June 30, 1996, the first six months of New Street Venture's fiscal year. The current period loss had no impact on Trust cash flows since New Street Joint Venture did not require additional equity contributions and because of the cash flow priority of LCD's partner in New Street Joint Venture.

Expenses:

     Although real estate tax expense decreased by only $42,000 this period compared to the first six months of fiscal 1996, two major differences exist between the periods. First, actual calendar 1995 real estate tax bills were lower than the estimate reflected as of April 30, 1996. Second, under the terms of its lease with System Parking, Inc., the Trust assumed the responsibility for real estate taxes on all four of the surface parking lots. Under the terms of the prior lease, the lessee had the responsibility for the payment of taxes and these were reported as real estate taxes payable by lessees.

     General and administrative expense decreased for the current period primarily due to lower legal and accounting fees and lower trustee meeting expenses.

     Restructuring expenses consist primarily of legal and consulting fees and trustee meeting expenses related to the solicitation of indications of interest for a potential business combination involving the Trust, which led to the Agreement and Plan of Merger with Newsweb Corporation.

THREE MONTHS ENDED OCTOBER 31, 1996 VERSUS
      THREE MONTHS ENDED OCTOBER 31, 1995

Revenues:

     Revenue from rental property increased for the three months ended October 31, 1996 compared to the same period in the prior year primarily due to additional revenue generated by the Trust's surface parking lots. As a result of a lease, which began January 1, 1996, with System Parking, Inc., current quarter revenues from these lots increased by $485,000 over the same quarter in the prior year. Current quarter revenues also exceeded revenues from the second quarter of fiscal 1996 for the Mid-Rise, the Ogden Plaza parking facility, Waterplace Park and Lincoln Garden by a total of $231,000. The current quarter also reflects revenues generated by the East Water Place Townhomes of $55,000. No townhome revenue was recorded during the second quarter of fiscal 1996. Finally, the Trust recorded $75,000 in percentage rent from the Sheraton

Chicago Hotel & Towers during the current quarter. No percentage rent was recorded during the second quarter of fiscal 1996.

     Real estate taxes payable by lessees reflects a total increase of $244,000 in the current quarter on the Sheraton Chicago Hotel & Towers and the East Water Place Townhomes. This increase is partially offset by a decrease in the real estate taxes payable by lessees for the surface parking lots. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

     Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The loss during the Trust's second quarter of fiscal 1997, which ended October 31, 1996, reflects the building's operations from April 1, 1996 through June 30, 1996, the second quarter of New Street Joint Venture's fiscal year. The current quarter loss had no impact on Trust cash flows since New Street Joint Venture did not require additional equity contributions and because of the cash flow priority of LCD's partner in New Street Joint Venture.

Expenses:

     Property operating expenses decreased primarily due to the absence of expenses in the current quarter related to the surface parking lot on parcel P-9. In the current quarter, this parcel was subject to the lease with System Parking, Inc. In the second quarter of the prior year the lease with respect to this parcel had been terminated. As a result, the Trust was recording the expenses related to the operations of this parking lot throughout the second quarter of fiscal 1996.

     General and administrative expense decreased for the current quarter primarily due to lower legal and accounting fees and lower trustee meeting expenses.

     Restructuring expenses consist primarily of legal and consulting fees and trustee meeting expenses related to the solicitation of indications of interest for a potential business combination involving the Trust, which led to the Agreement and Plan of Merger with Newsweb Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:

     OPERATING

     Cash flows from operating activities increased in the first six months of fiscal 1997 compared to the same period in the prior year due primarily to an increase in cash flows from parking operations. This increase was partially offset due to the delay last year by Cook County, from September 1995 until November 1995, in the date that the second installment of real estate taxes was due for all property owners in the county.

     INVESTING

     Cash flows used in investing activities increased for the current six month period due to an increase in the acquisition of unrestricted short-term investments. These acquisitions were made possible by the increase in operating cash flows. Cash flows used in the acquisition of short-term investments - restricted declined in the current period. This reflects the delay last year in making payment from the escrow account used to fund real estate tax payments due on the Cityfront Place Mid-Rise. This delay was caused by the delay in the date that the second installment of real estate taxes was due.

     FINANCING

     Cash flows used in financing activities increased during the current six month period due to the increase in dividends paid.

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

     Funds from Operations equaled $4,362,000 for the six months ended October 31, 1996 compared to $2,194,000 for the same period in the prior fiscal year. This increase of $2,168,000 is primarily due to the increase in net income from parking operations, improved operating results at the Mid-Rise and Waterplace Park, and revenues from the East Water Place Townhomes.

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

     During the third quarter of fiscal 1995, the Trust entered into a three year $20,000,000 revolving credit agreement with First Bank, N.A. secured by the Mid-Rise apartment building. At October 31, 1996, the full amount of the facility is available. The Trust agreed to make monthly payments into an escrow account to fund the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At October 31, 1996 the balance in this account equaled $204,000.

     At October 31, 1996, total interest bearing debt of the Trust equaled $28,107,000, all of which was fixed rate debt.

     While the Trust may not, under federal tax law applicable to REIT's, hold property for sale in the ordinary course of business, its policy is to evaluate periodically its portfolio of properties which might be considered for sale, lease or exchange.

     In January 1994, the Trust entered into a consent order with the EPA regarding preliminary testing to be performed on a 2.8 acre site in Cityfront Center used as a parking lot (the "Tested Site"). The Trust's consultants have prepared cost estimates to remediate the contaminated areas on the Tested Site which range from $1 million to $7 million, with $3.5 million representing the most likely estimated cost of the required remediation, which involves excavation and disposal of the areas contaminated by thorium.

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

The EPA has since reviewed and commented on the work plan and the Trust and KMCC responded to the comments. In September, additional drilling began to more precisely define the area to be remediated. Remediation began in October 1996, with completion expected by the end of calendar year 1996 or early 1997. During the remediation, no parking is allowed on the Tested Site. Additional conditions may exist on the site which would be discovered only upon excavation which may impact the timing and the extent of remediation.

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

     The recent renovation of nearby Navy Pier has increased demand for parking in the surrounding area. As a result, the Trust has received an increase in net cash flow under the terms of its new lease for four surface parking lots with System Parking, Inc. compared to the cash flow it received from its prior lease with North Pier Chicago. In addition, the Trust has experienced an increase in net cash flow from the operations of the Ogden Plaza parking facility.

     Starting January 1, 1996, the base rent payable to the Trust from its lease with Cityfront Hotel Associates Limited Partnership for the Sheraton Chicago Hotel & Towers increased to an annual rate of $2.1 million. While all of the base rent will be paid as additional debt service on the loan which financed the infrastructure improvements associated with the hotel, it is the starting point for the future increases in minimum base rent and minimum rent will exceed the debt service beginning in 1999. Also starting July 1, 1995, the percentage rent provisions of the ground lease became effective. During fiscal 1996 the Trust recognized revenue of $96,000 in percentage rent. For the first six months of fiscal 1997 the Trust recognized revenue of $75,000 in percentage rent.

     The New Street Joint Venture Agreement obligates LCD and Northwestern Mutual to contribute, if necessary, their prorata shares of funds related to the operation of the High-Rise building. As of October 31, 1996, LCD had funded $335,000 as its share of additional capital contributions, all of which was contributed prior to fiscal 1994. LCD currently holds approximately $940,000 in short term investments. The Trust's two-thirds share of these short term investments is not reflected on the Trust's balance sheet and is in addition to the Trust's cash and investments. The New Street Joint Venture agreement provides for Northwestern Mutual to receive a priority return of operating cash flow and the proceeds from sale or refinancing of the High-Rise. Cash flow must increase significantly from its current level for LCD to receive any cash distributions from New Street Joint Venture after the payment of Northwestern's preferential return. The cash held by LCD is not subject to any such priorities.

     On October 15, 1996 the Board of Trustees of the Trust declared a quarterly dividend of $.08 per share payable December 2, 1996. This followed increases in the Trust's per share quarterly dividend to $.06 on September 1, 1996 and to $.04 on March 1, 1996. These dividend increases reflect an overall improvement in the cash flow and the operating results of the Trust.

     Management considers that the Trust's liquidity at October 31, 1996 is adequate to meet its operating needs and commitments.

PART II

Item 1 -      Legal Proceedings.

     On December 12, 1996, Newsweb Corporation filed a Verified Amended Complaint in the Circuit Court of Cook County against the Trust and each of its eight trustees. NEWSWEB CORPORATION, ET. AL. V. CITYFRONT CENTER, L.L.C., ET. AL., 96 CH 13306 (Cook County Chancery Division). The Amended Complaint alleges that the Trust and its trustees have breached the Merger Agreement with Newsweb Corporation and requests an order enjoining the Trust and its trustees from, INTER ALIA, modifying or withdrawing their approval of the Merger Agreement or terminating the Merger Agreement. The Amended Complaint also seeks injunctive relief against Cityfront and four other related defendants, alleging that these defendants have tortiously interfered with, INTER ALIA, Newsweb Corporation's contractual relationship with the Trust. The Trust and its trustees are reviewing the Amended Complaint and intend to defend against it vigorously. A preliminary injunction hearing is scheduled for December 19 and 20, 1996.

Item 4 -      Submission of Matters to a Vote of Security Holders.

     On October 15, 1996 the Trust held its Annual Meeting of Shareholders. Matters voted upon at this meeting were the election of eight Trustees and ratification of Arthur Andersen LLP as independent auditors for fiscal 1997. Of the 5,783,800 shares outstanding, 4,396,280 shares were represented at the meeting. There were no broker non-votes. All nominees were elected and the appointment of Arthur Andersen LLP was ratified.

                              ELECTION OF TRUSTEES

     The voting with respect to the nominees for trustees was as follows:

                                                  Number of
                                   Number of      Shares
                                   Shares         Withholding
                                   Voted For      Authority
                                   ---------      ---------

Edward McCormick Blair, Jr.        4,261,871      134,409
Peter J.P. Brickfield              4,277,671      118,609
Charles R. Gardner                 4,238,694      157,586
John S. Gates, Jr.                 4,261,871      134,409
Ogden McC. Hunnewell               4,261,871      134,409
Charles N. Seidlitz                4,277,671      118,609
Nancy W. Trowbridge                4,277,671      118,609
Robert E. Wood II                  4,277,671      118,609

                            RATIFICATION OF AUDITORS
                            ------------------------

     The voting for the ratification of the appointment of Arthur Andersen LLP as auditors of the Trust for fiscal year 1997 was as follows:

          Number of           Number of      Number of
          Shares              Shares Voted   Shares
          Voted For           Against        Abstaining
          ---------           -------        ----------

          4,349,668           40,002         6,610

Item 6(a) -         Exhibits

          99.1  Press release dated November 29, 1996 is filed herewith.
          99.2  Press release dated December 10, 1996 is filed herewith.

Item 6(b) -         Reports on Form 8-K.

          The Trust filed a Form 8-K on September 30, 1996 reporting that the Trust had entered into a definitive Agreement and Plan of Merger, dated September 27, 1996, with Newsweb Corporation ("Newsweb") providing for the purchase of all outstanding shares of the Trust by Newsweb for $21.00 per share in cash.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE CHICAGO DOCK AND CANAL TRUST



                                        /s/    DAVID R. TINKHAM
                                        ---------------------------------
                                             David R. Tinkham, Vice President
                                             and Chief Accounting Officer


December 13, 1996