Form 10-Q
period 1997-01-31
CHICAGO DOCK & CANAL TRUST
filed 1997-03-17
CIK 774658

                          SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.    20549

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR QUARTER ENDED JANUARY 31, 1997    COMMISSION FILE NO. 0-13804

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


                             YES    X            NO
                                --------            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON SHARES OF BENEFICIAL INTEREST - NO PAR VALUE PER SHARE, 5,789,300 SHARES OUTSTANDING ON MARCH 17, 1997.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      THE CHICAGO DOCK AND CANAL TRUST
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                                (UNAUDITED)


                                                JANUARY 31,  APRIL 30,
                                                    1997        1996
                                                 ----------- -----------
                                                      (IN THOUSANDS)
INVESTMENT IN REAL ESTATE, at cost:
  DEVELOPED PROPERTIES                              $70,465     $70,246
  LAND AND LAND IMPROVEMENTS
    HELD FOR DEVELOPMENT                             16,439      16,961
  LAND SUBJECT TO GROUND
    LEASES                                            7,361       6,743
  LESS:ACCUMULATED
    DEPRECIATION AND AMORTIZATION                   (16,196)    (14,104)
                                                 ----------- -----------
      NET INVESTMENT IN REAL ESTATE                  78,069      79,846
                                                 ----------- -----------

OTHER ASSETS:
  CASH AND CASH EQUIVALENTS                             633         757
                                                 ----------- -----------
  INVESTMENTS AVAILABLE FOR SALE, AT COST
    (APPROXIMATE MARKET VALUE OF $4,249
    AT JANUARY 31, 1997)                              4,226       5,973
                                                 ----------- -----------
  SHORT TERM INVESTMENTS-RESTRICTED,
    AT COST (AND AT APPROXIMATE MARKET
    VALUE)                                              403         203
                                                 ----------- -----------

SECURITY DEPOSIT CASH                                   347         808
                                                 ----------- -----------

RECEIVABLES:
  TENANTS (INCLUDING $31,126 OF ACCRUED
    BUT UNBILLED RENTS AT JANUARY 31, 1997)          31,354      29,647
  REAL ESTATE TAXES PAYABLE BY LESSEES                7,183       5,931
  LAND IMPROVEMENTS                                   1,388       1,388
  INTEREST                                               33          45
  OTHER                                                 460         225
                                                 ----------- -----------
                                                     40,418      37,236
                                                 ----------- -----------
OTHER ASSETS, NET                                     1,026       1,185
                                                 ----------- -----------
                                                   $125,122    $126,008
                                                 =========== ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                      THE CHICAGO DOCK AND CANAL TRUST
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                (UNAUDITED)


                                                JANUARY 31,  APRIL 30,
                                                    1997        1996
                                                 ----------- -----------
                                                      (IN THOUSANDS)
LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    REAL ESTATE TAXES                                $5,168      $4,946
    REAL ESTATE TAXES PAYABLE BY LESSEES              7,183       5,931
    ACCRUED ENVIRONMENTAL REMEDIATION COSTS             717         750
    OTHER                                             1,807       2,208
  CASH DIVIDENDS PAYABLE                                579         231
  MORTGAGE NOTES PAYABLE                             28,127      28,068
                                                 ----------- -----------
      TOTAL LIABILITIES                              43,581      42,134
                                                 ----------- -----------



SHAREHOLDERS' EQUITY:
  COMMON SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 20,000,000 AUTHORIZED,
    5,944,200 ISSUED                                  3,121       3,101
                                                 ----------- -----------

  PREFERRED SHARES OF BENEFICIAL INTEREST:
    NO PAR VALUE, 1,000,000 AUTHORIZED,
    NONE ISSUED                                           0           0
                                                 ----------- -----------

  UNDISTRIBUTED INCOME BEFORE NET GAIN FROM
    SALE OF REAL ESTATE PROPERTIES                    6,660       9,020


  UNDISTRIBUTED NET GAIN FROM SALE
    OF REAL ESTATE PROPERTIES                        72,372      72,372
                                                 ----------- -----------
  TOTAL UNDISTRIBUTED NET INCOME                     79,032      81,392
                                                 ----------- -----------
LESS:
  TREASURY SHARES OF BENEFICIAL INTEREST,
    AT COST-157,900 AND 160,400 AT JANUARY 31,
    1997 AND APRIL 30, 1996, RESPECTIVELY              (612)       (619)
                                                 ----------- -----------
      TOTAL SHAREHOLDERS' EQUITY                     81,541      83,874
                                                 ----------- -----------
                                                   $125,122    $126,008
                                                 =========== ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

              THE CHICAGO DOCK AND CANAL TRUST
                     AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME
                       (UNAUDITED)

                                         THREE MONTHS  THREE MONTHS  NINE MONTHS  NINE MONTHS
                                             ENDED         ENDED        ENDED        ENDED
                                         JANUARY 31,   JANUARY 31,   JANUARY 31,  JANUARY 31,
                                             1997          1996         1997         1996
                                         -----------   -----------   -----------  ------------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES:

  REVENUE FROM RENTAL PROPERTY               $4,787        $4,009      $14,173      $11,448
  REAL ESTATE TAXES PAYABLE BY LESSEES        1,645         1,460        4,692        4,784
                                         -----------   -----------  -----------   ----------
      TOTAL REVENUES                          6,432         5,469       18,865       16,232
                                         -----------   -----------  -----------   ----------
EXPENSES:

  REAL ESTATE TAXES                             755           733        2,185        2,205
  REAL ESTATE TAXES PAYABLE BY LESSEES        1,645         1,460        4,692        4,784
  PROPERTY OPERATING EXPENSES                   596           779        2,171        2,344
  GENERAL AND ADMINISTRATIVE                    443           472        1,312        1,484
  DEPRECIATION AND AMORTIZATION                 763           759        2,264        2,265
  INTEREST EXPENSE                              726           723        2,176        2,158
                                         -----------   -----------  -----------   ----------
      TOTAL EXPENSES                          4,928         4,926       14,800       15,240
                                         -----------   -----------  -----------   ----------
      OPERATING INCOME                        1,504           543        4,065          992

INVESTMENT AND OTHER INCOME                      94            74          327          246
EQUITY IN NET LOSS OF LCD PARTNERSHIP           (45)          (59)        (237)        (256)
RESTRUCTURING EXPENSES                       (4,653)         (103)      (5,126)        (103)
                                         -----------   -----------  -----------   ----------

      NET INCOME (LOSS)                     ($3,100)         $455        ($971)        $879
                                         ===========   ===========  ===========   ==========

EARNINGS (LOSS) PER SHARE:

      PRIMARY                                ($0.54)        $0.08       ($0.17)       $0.15
                                         ===========   ===========  ===========   ==========
      FULLY DILUTED                          ($0.54)        $0.08       ($0.17)       $0.15
                                         ===========   ===========  ===========   ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
AN INTEGRAL PART OF THESE STATEMENTS.


            THE CHICAGO DOCK AND CANAL TRUST
                    AND SUBSIDIARIES                                 NINE MONTHS NINE MONTHS
         CONSOLIDATED STATEMENTS OF CASH FLOWS                          ENDED       ENDED
                      (UNAUDITED)                                    JANUARY 31, JANUARY 31,
                                                                         1997        1996
                                                                     ----------- -----------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                        ($971)    $879
  ADD (DEDUCT)-ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
          DEPRECIATION AND AMORTIZATION                                    2,264    2,265
          EFFECT OF AVERAGING HOTEL RENTAL REVENUE                        (2,052)  (2,536)
          EQUITY IN NET LOSS OF LCD PARTNERSHIP                              237      256
          CHANGES IN RECEIVABLES                                            (669)  (1,037)
          CHANGES IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 1,041    2,062
          DIFFERENCE BETWEEN CURRENT INTEREST PAYABLE AND
            CONTRACTUAL INTEREST                                             134      748
          AMORTIZATION OF LOAN FEES                                           61       61
          OTHER                                                               (9)     (44)
                                                                     ----------- -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                   36    2,654
                                                                     ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          PROCEEDS FROM SALES AND MATURITIES OF INVESTMENTS AVAILABLE
            FOR SALE                                                         750        0
          NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS            997   (1,208)
          NET (ACQUISITION) DISPOSITION OF SHORT-TERM INVESTMENTS-
            RESTRICTED                                                      (200)    (261)
          ADDITIONS TO INVESTMENTS IN REAL ESTATE                           (552)    (442)
          LEASE COMMISSIONS AND OTHER                                        (66)     (52)
                                                                     ----------- -----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                        929   (1,963)
                                                                     ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          CASH DIVIDENDS DECLARED                                         (1,389)    (174)
          CHANGE IN DIVIDENDS PAYABLE                                        348        0
          PROCEEDS FROM EXERCISE OF STOCK OPTIONS                             27        0
          PRINCIPAL PAYMENTS ON LOANS                                        (75)     (68)
                                                                     ----------- -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES                                 (1,089)    (242)
                                                                     ----------- -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (124)     449

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               757      344
                                                                     ----------- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $633     $793
                                                                     =========== ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JANUARY 31, 1997 AND 1996
1.  Business of the Trust

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

    As of January 31, 1997, the Trust's principal real estate investments consisted of: (i) fee title or other interests in approximately 22 acres of partially developed land in Cityfront Center in downtown Chicago (including certain developed sites); (ii) Waterplace Park, an office complex in Indianapolis, Indiana; and (iii) Lincoln Garden, an office complex in Tampa, Florida.

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

    In August 1989, the Residence Corp. entered into a partnership, LCD Partnership ("LCD"), with Daniel E. Levin ("Levin"). The Residence Corp. contributed the High-Rise site which was valued at $6,602,000 and which had an historic cost of $1,689,000 or a difference of $4,913,000. This represents the difference between the amount at which the Trust's investment in LCD is carried and the amount of underlying equity in net assets. This difference will remain until the disposition of the property or of the partnership interest. Levin contributed cash, building plans for the High-Rise building and a note for $903,000 which matured and was paid in September 1991. Levin's contribution was valued at $3,301,000. The Residence Corp. is a two-thirds partner in LCD and Levin is a one-third partner. Major decisions of LCD, however, require unanimous approval. Accordingly, the Residence Corp. accounts for its investment in LCD under the equity method.

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

    As of September 30, 1996, total assets and liabilities of NSJV were $45,137,000 and $38,191,000, respectively. For the nine months ended September

30, 1996, NSJV recorded gross revenues of $5,428,000 and total expenses of $6,276,000, which resulted in a net loss of $848,000. Included in total expenses is depreciation and amortization expense, which for the nine months ended September 30, 1996 equaled $1,273,000. LCD has a fiscal year which ends on April 30 and NSJV uses the calendar year. Accordingly, LCD records its proportionate share of NSJV's operating results four months in arrears.

4.  Investments in Real Estate
    Land and Land Improvements Held for Development -
    Surface Parking:

    During the third quarter of fiscal 1996, the Trust leased four surface parking lots containing 725 stalls to System Parking, Inc. The lots had previously been leased to North Pier Chicago on a fixed rental basis. The new lease started January 1, 1996 and provides that the Trust will receive varying percentages of the gross revenue generated by the lots. System Parking is responsible for paying the operating expenses of the lots, but the Trust has the obligation to pay the real estate taxes. The recent renovation of nearby Navy Pier has increased demand for parking in the area and, as a result, the Trust has received an increase in net cash flow under the terms of the new lease compared to the prior lease. For calendar year 1996, the new lease initially provided for minimum rent of $3,600,000. However, due to the remediation of the Tested Site (See Note 7), the minimum rent for calendar year 1996 was adjusted to $3,200,000. The minimum rent for calendar year 1997 (set at $3,600,000 on an annual basis) will be reduced by 50% during each month that the Tested Site is undergoing remediation, plus a 60 day period following completion of the remediation.

    Land Subject to Ground Leases -
    Sheraton Chicago Hotel & Towers:

    During fiscal 1989, the Trust entered into a 50 year ground lease (with lessee options to extend the term 49 more years) with Tishman Realty Corporation of Cook County ("Tishman Realty") for approximately 2.3 acres of land in Cityfront Center in Chicago. Tishman Realty subsequently assigned this lease to Cityfront Hotel Associates Limited Partnership ("Cityfront Hotel Associates"), the current lessee. The site is currently improved with a 1,200 room convention hotel called the Sheraton Chicago Hotel & Towers which opened in March 1992.
The lease provides for minimum annual rental payments which were fixed at $150,000 through calendar 1994, and for payments which totalled $75,000 for the six month period January 1, 1995 through June 30, 1995. The payments increased to $900,000 for the six month period July 1, 1995 through December 31, 1995, and equaled $2,100,000 for calendar 1996. After 1996, the base rent increases annually by the increase in the Consumer Price Index, but not less than 5% nor more than 10% per year. In addition to the base rent, percentage rent became payable beginning July 1, 1995. Percentage rent equals the amount by which base rent is exceeded by the product obtained by multiplying gross revenues from operations by certain applicable percentages ranging from 2% - 5%.

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

    The Trust recognizes as rental revenue the average minimum base rent payable over the initial 50 year term of the lease. This rent increases from $150,000 in 1989 to approximately $16 million in 2038. The average rent calculation also considers the minimum purchase price pursuant to the terms of the above described purchase option. Under the Trust's method of revenue recognition, the total carrying value of the land and the related accrued rent receivable will never exceed the minimum option purchase price. The annual base rental income recognized on the lease is approximately $4,848,000. The cash base rent received during the first nine months of fiscal 1997 equaled $1,583,750.

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

5.  Mortgage Notes Payable

    At January 31, 1997, mortgage notes payable consisted of two notes secured by first mortgages on the rents from and the land under the Kraft Building, and the rents from and the land under the Sheraton Chicago Hotel & Towers. Both notes are non-recourse with respect to the Trust.

    The principal balance of the Kraft Building note issued in May 1987, was $5,646,000 at January 31, 1997. It is due in April 2016, bears interest at an annual rate of 9.5%, payable monthly, and is self-amortizing over its term. The carrying value of collateral pledged on this note at January 31, 1997 equaled $15,000.

    At January 31, 1997, the principal balance of the note secured by the rents from and the land under the Sheraton Chicago Hotel & Towers was $22,481,000.
The note is due January 1, 2005. The initial principal amount of the loan was $14,367,000 and the interest rate is 10.25%. Amounts are payable monthly, but through December 31, 1998, the debt service currently payable coincides with the ground rent due under the Sheraton lease. The difference between current interest payable and the contractual interest is added to principal. Starting in 1999, debt service will be computed on a 30 year amortization based on the then current principal balance. The carrying value of collateral pledged on this note at January 31, 1997 was $36,445,000 and consisted of land, the depreciated basis in land improvements and accrued but unbilled rent.

    On December 23, 1994, the Trust entered into a revolving credit agreement with First Bank, N.A. The agreement has a three year term and provides for a maximum commitment by the lender of $20,000,000. The agreement is secured by the Cityfront Place Mid-Rise. Initially the Trust borrowed $4,000,000 of the available credit and used the proceeds to retire the $4,000,000 Cityfront Place Mid-Rise note issued February 25, 1992. During the fourth quarter of fiscal 1995, the Trust repaid the $4,000,000 initially advanced under the credit facility using available cash and cash equivalents and investments available for sale. Since that time the Trust has not borrowed any of the available credit. Accordingly, at January 31, 1997, the full amount of the facility is available. Interest only, based on LIBOR plus 135 basis points, is due monthly on the amount advanced under the revolving credit agreement. The carrying value of collateral pledged on this revolving credit agreement at January 31, 1997 equaled $45,036,000.

6.  Short-Term Investments - Restricted

    As a requirement of the revolving credit agreement entered into by the Trust on December 23, 1994 with First Bank, N.A., the Trust agreed to make monthly payments into an escrow account. This account funds the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At January 31, 1997, the balance in this account equaled $403,000.

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

    In January 1994, the Trust entered into a consent order with the EPA regarding preliminary testing to be performed on the Tested Site. On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of the Tested Site and the disposal of the contaminated material at an approved off-site facility. In response to this Order, Kerr McGee Chemical Corporation ("KMCC"), in conjunction with the Trust, submitted a work plan for the remediation to the EPA. Remediation began in October 1996, with completion expected by early to mid 1997. During the remediation, no parking is allowed on the Tested Site. Additional conditions may exist on the site which would be discovered only upon excavation which may impact the timing and the extent of remediation.

    The Trust entered into an agreement on August 11, 1995 (which was expanded and superseded by an agreement dated January 18, 1996) with KMCC, the successor to a former tenant of the Tested Site, regarding the financial responsibilities of the parties for the remediation of the Tested Site (the "Reimbursement Agreement"). Under the terms of the Reimbursement Agreement, KMCC is responsible for the remediation of the Tested Site with respect to thorium contamination and any thorium/mixed waste contamination, and the Trust has the obligation to reimburse KMCC for 25% of the cost of this remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000. The current estimated total cost of the remediation based on test results and excavation performed to date is approximately $7.5 million. Legal counsel has advised the Trust that it may have claims for coverage for some or all of its share of the remediation costs under its current or prior insurance policies.

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

8.  Agreement and Plan of Merger

    On December 27, 1996, the Trust entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with CityFront Center, L.L.C. ("CityFront") providing for the purchase of all outstanding shares of the Trust by CityFront for $25.00 per share in cash. The Trust has called a special meeting of its shareholders for April 18, 1997 to vote on the proposed merger with CityFront.

    The Merger Agreement replaces the Agreement and Plan of Merger dated September 27, 1996 among Newsweb Corporation and the Trust (the "Newsweb Merger Agreement") which was terminated by the Trust on December 27, 1996. The execution of the Merger Agreement was the culmination of a series of proposals made by CityFront and Newsweb Corporation between November 27, 1996 and December 21, 1996. The Trust's press releases dated November 29, 1996 and December 10, 1996 were filed as Exhibits to the Form 10-Q filed December 13, 1996.

The Trust's press releases dated December 17 and 21, 1996 are included as Exhibits herewith.

    Expenses incurred in connection with the Merger Agreement, including a termination fee of $3,500,000 and an expense reimbursement of $750,000 paid by the Trust to Newsweb as required by the Newsweb Merger Agreement, are recorded as restructuring expenses.

9.  Litigation

    In connection with the Trust's Merger Agreement with CityFront, on December 12, 1996, Newsweb Corporation filed a Verified Amended Complaint in the Circuit Court of Cook County, Illinois against the Trust, its trustees, CityFront and certain related parties (the complaint was originally filed on December 6, 1996 against only CityFront and certain related parties). (NEWSWEB CORPORATION, ET. AL. V. CITYFRONT CENTER, L.L.C., ET. AL., 96 CH 13306 (Cook County Chancery Division)). Newsweb's complaint alleged that the Trust and its trustees breached the Newsweb Merger Agreement and requested an order enjoining the Trust and its trustees from, INTER ALIA, modifying, withdrawing their approval of, or terminating the Newsweb Merger Agreement. Newsweb's complaint also sought injunctive relief against CityFront and four other related defendants alleging that CityFront and such defendants had tortiously interfered with, INTER ALIA, Newsweb's contractual relationship with the Trust. At a hearing with respect to the Newsweb Litigation held on December 19 and 20, 1996, the court declined to issue a preliminary injunction to enjoin the Trust and its trustees from modifying, withdrawing their approval of, or terminating the Newsweb Merger Agreement or from considering and pursuing CityFront's offer for a merger with the Trust. The court reserved consideration of all other claims in the Newsweb Litigation (including claims relating to damages). On December 26, 1996, CityFront entered into an agreement with Newsweb providing for, among other things, dismissal of the Newsweb Litigation with prejudice (including all claims against the Trust and its trustees) upon consummation of the Merger and voting of Shares held by Newsweb in favor of the CityFront Merger Agreement and the Merger.

    On December 23, 1996, a purported Shareholder of the Trust filed a class action complaint against the Trust and its trustees and executive officers. (IRVING KAS V. THE CHICAGO DOCK AND CANAL TRUST, ET AL., 96 CH 13897 (Cook County Chancery Division)). The complaint, which was filed before the Trust entered into the Merger Agreement, alleges various breaches of fiduciary duty by the Trust and its trustees and executive officers, and specifically requests that the defendants take steps to ensure that Shareholders receive maximum value as a result of the negotiations with bidders for the Trust. The Trust believes that the claims contained in the complaint are without merit and intends to vigorously contest this action if it is pursued by the plaintiff.

10. Earnings Per Share

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

    In computing net loss per share for the three and nine months ended January 31, 1997, the exercise of common stock equivalents was not assumed as the effect would be antidilutive. The number of shares used in the primary and fully diluted earnings per share computation for the three and nine months ended January 31, 1997 was 5,786,300 and 5,784,968, respectively. The number of shares used for the prior year computation was 5,783,800 in all cases.

ITEM 2

                  THE CHICAGO DOCK AND CANAL TRUST AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    On December 27, 1996, the Trust entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with CityFront Center, L.L.C. ("CityFront") providing for the purchase of all outstanding shares of the Trust by CityFront for $25.00 per share in cash. The Trust has called a special meeting of its shareholders for April 18, 1997 to vote on the proposed merger with CityFront.

    The Merger Agreement replaces the Agreement and Plan of Merger dated September 27, 1996 among Newsweb Corporation and the Trust (the "Newsweb Merger Agreement") which was terminated by the Trust on December 27, 1996. The execution of the Merger Agreement was the culmination of a series of proposals made by CityFront and Newsweb Corporation between November 27, 1996 and December 21, 1996. The Trust's press releases dated November 29, 1996 and December 10, 1996 were filed as Exhibits to the Form 10-Q filed December 13, 1996. The Trust's press releases dated December 17 and 21, 1996 are included as Exhibits herewith.

    As of November 1, 1996, East Water Place, L.P., the developer lessee of East Water Place Townhomes had leased all 56 townhome lots from the Trust. Initial occupancy of the townhomes occurred in November 1996.

    On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of an area in Cityfront Center used as a parking lot known as the Tested Site. Kerr-McGee Chemical Corporation ("KMCC"), which is responsible for the remediation of the Tested Site, in conjunction with the Trust submitted a work plan for the remediation to the EPA. Remediation began in October 1996, with completion expected by early to mid 1997. During the remediation, no parking is allowed on the Tested Site. Additional conditions may exist on the site which would be discovered only upon excavation which may impact the timing and the extent of remediation.

    During the third quarter of fiscal 1995, the Trust sold a parcel of land to the Chicago Music and Dance Theater, Inc. (the "Theater") for the construction of a 1,500 seat performing arts theater in Cityfront Center. The Trust retained repurchase rights for the site if the Theater were to notify the Trust that it has determined not to proceed with construction or if the Theater had not made a substantial commencement of construction prior to September 1, 1996, subject to force majeure delays (which date was extended to October 1, 1996, subject to force majeure delays, by agreement of the Trust and the Theater dated August 30, 1996 and subsequently extended to March 31, 1997, subject to force majeure delays, by agreement of the Trust and Theater dated December 30, 1996). The Theater notified the Trust on March 11, 1997 that the Theater had determined not to proceed with the construction of the Performing Arts Theater. Accordingly, the repurchase rights became effective on that date and may be exercised by the Trust on or prior to 90 days following receipt of such notice.

    During fiscal 1997, the actual calendar 1995 real estate tax bills for the Trust's Cityfront Center property were released by the Cook County Assessor. These bills were lower than the estimate reflected as of April 30, 1996.

    During the first nine months of fiscal 1997, the Mid-Rise and High-Rise buildings of Cityfront Place continued their strong performances. Average occupancy during the period was 95% for both the Mid-Rise and High-Rise. At the Trust's two properties outside of Chicago, occupancy at Lincoln Garden in Tampa, Florida and at Waterplace Park in Indianapolis, Indiana was 92% and 100%, respectively, at January 31, 1997.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 1997 VERSUS
    NINE MONTHS ENDED JANUARY 31, 1996

Revenues:

    Revenue from rental property increased for the nine months ended January
31, 1997 compared to the same period in the prior year primarily due to additional revenue generated by the Trust's surface parking lots. As a result of a lease, which began January 1, 1996, with System Parking, Inc., current period revenues from these lots increased $1,500,000 over the same period in the prior year. Current period revenues also exceeded revenues from the first nine months of fiscal 1996 for the Mid-Rise, the Ogden Plaza parking facility, Waterplace Park and Lincoln Garden by a total of $817,000. The current period also reflects an increase in revenues generated by the East Water Place Townhomes of $273,000. Finally, the Trust recorded $135,000 in percentage rent from the Sheraton Chicago Hotel & Towers during the current period. No percentage rent was recorded during the first nine months of fiscal 1996.

    Under the terms of the lease with System Parking, Inc., the Trust has the obligation to pay real estate taxes on all four of the surface parking lots. Under the prior lease, the lessee had the responsibility for the payment of real estate taxes. As a result, real estate taxes payable by lessees decreased in the current period. This decrease was partially offset by an increase in real estate taxes payable by lessees with respect to the East Water Place Townhomes and by an increase in the estimated tax assessment on the Sheraton Chicago Hotel & Towers. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

    Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The loss during the Trust's first nine months of fiscal 1997, which ended January 31, 1997, reflects the building's operations from January 1, 1996 through September 30, 1996, the first nine months of New Street Joint Venture's fiscal year. The current period loss had no impact on Trust cash flows since New Street Joint Venture did not require additional equity contributions and because of the cash flow priority of LCD's partner in New Street Joint Venture.

Expenses:

    Although real estate tax expense decreased by $20,000 this period compared to the first nine months of fiscal 1996, two major differences exist between the periods. First, actual calendar 1995 real estate tax bills were lower than the estimate reflected as of April 30, 1996. Second, under the terms of its lease with System Parking, Inc., the Trust assumed the responsibility for real estate taxes on all four of the surface parking lots. Under the terms of the prior lease, the lessee had the responsibility for the payment of taxes and these were reported as real estate taxes payable by lessees.

    General and administrative expense decreased for the current period primarily due to lower legal and accounting fees and lower trustee meeting expenses not associated with restructuring efforts.

    In connection with the termination of the Newsweb Merger Agreement, the Trust paid Newsweb a termination fee of $3,500,000 and an expense reimbursement of $750,000, as required by the Newsweb Merger Agreement. Restructuring expenses also consist of legal and consulting fees and trustee meeting expenses related to the solicitation of indications of interest for a potential business combination involving the Trust, which resulted in the execution of the Merger Agreement.

THREE MONTHS ENDED JANUARY 31, 1997 VERSUS
    THREE MONTHS ENDED JANUARY 31, 1996

Revenues:

    Revenue from rental property increased for the three months ended January 31, 1997 compared to the same period in the prior year partially due to additional revenue generated by the Trust's surface parking lots. As a result of a lease, which began January 1, 1996, with System Parking, Inc., current quarter revenues from these lots increased by $191,000 over the same quarter in the prior year. Current quarter revenues also exceeded revenues from the third quarter of fiscal 1996 for the Mid-Rise, the Ogden Plaza parking facility, Waterplace Park and Lincoln Garden by a total of $347,000. The current quarter also reflects an increase in revenues generated by the East Water Place Townhomes of $180,000. Finally, the Trust recorded $60,000 in percentage rent from the Sheraton Chicago Hotel & Towers during the current quarter. No percentage rent was recorded during the third quarter of fiscal 1996.

    Real estate taxes payable by lessees reflects a total increase of $291,000 in the current quarter on the Sheraton Chicago Hotel & Towers and the East Water Place Townhomes. This increase is partially offset by a decrease in the real estate taxes payable by lessees for the surface parking lots which had been the responsibility of the lessee under the prior lease which expired December 31, 1995. Real estate taxes payable by lessees are also reflected as an expense, and therefore, do not affect net income.

    Equity in Net Loss of LCD Partnership reflects the Trust's effective one-third share of the operations of New Street Joint Venture, the entity which owns the Cityfront Place High-Rise. The loss during the Trust's third quarter of fiscal 1997, which ended January 31, 1997, reflects the building's operations from July 1, 1996 through September 30, 1996, the third quarter of New Street Joint Venture's fiscal year. The current quarter loss had no impact on Trust cash flows since New Street Joint Venture did not require additional equity contributions and because of the cash flow priority of LCD's partner in New Street Joint Venture.

Expenses:

    Property operating expenses decreased partially due to the absence of expenses in the current quarter related to the surface parking lot on parcel P-9. In the current quarter, this parcel was subject to the lease with System Parking, Inc. For two months in the third quarter of the prior year, the lot
was operated under a management agreement.   As a result, the Trust recorded the
expenses related to the operations of this parking lot for two months of the third quarter of fiscal 1996. The decrease in property operating expenses also reflects a reimbursement to the Trust of assessments from Cityfront Center East Maintenance Association ("CCEMA"). The Trust is the largest member of CCEMA, which maintains some of the public areas in Cityfront Center.

    In connection with the termination of the Newsweb Merger Agreement, the Trust paid Newsweb a termination fee of $3,500,000 and an expense reimbursement of $750,000, as required by the Newsweb Merger Agreement. Restructuring expenses also consist of legal and consulting fees and trustee meeting expenses related to the solicitation of indications of interest for a potential business combination involving the Trust, which resulted in the execution of the Merger Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:

    OPERATING

    Cash flows from operating activities decreased in the first nine months of fiscal 1997 compared to the same period in the prior year due primarily to the payment by the Trust to Newsweb of a termination fee of $3,500,000 and an expense reimbursement of $750,000 in connection with the termination of the Newsweb Merger Agreement. This decrease was partially offset by an increase in cash flows from parking operations.

    INVESTING

    Cash flows from investing activities increased for the current nine month period due to an increase in the maturity and disposition of unrestricted short-term investments. The proceeds from these dispositions were used to fund the termination fee and expense reimbursement paid in connection with the termination of the Newsweb Merger Agreement.

    FINANCING

    Cash flows used in financing activities increased during the current nine month period due to the increase in dividends paid.

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

    During the third quarter of fiscal 1995, the Trust entered into a three year $20,000,000 revolving credit agreement with First Bank, N.A. secured by the Mid-Rise apartment building. At January 31, 1997, the full amount of the facility was available. The Trust agreed to make monthly payments into an escrow account to fund the semi-annual real estate tax payments due on the Cityfront Place Mid-Rise. At January 31, 1997 the balance in this account equaled $403,000.

    At January 31, 1997, total interest bearing debt of the Trust equaled $28,127,000, all of which was fixed rate debt.

    While the Trust may not, under federal tax law applicable to real estate investment trusts, hold property for sale in the ordinary course of business, its policy is to evaluate periodically its portfolio of properties which might be considered for sale, lease or exchange.

    In January 1994, the Trust entered into a consent order with the EPA regarding preliminary testing to be performed on the Tested Site. On June 6, 1996, the EPA issued a Unilateral Administrative Order which requires the remediation of the Tested Site and the disposal of the contaminated material at an approved off-site facility. In response to this Order, KMCC, in conjunction with the Trust, submitted a work plan for the remediation to the EPA. Remediation began in October 1996, with completion expected by early to mid 1997. During the remediation, no parking is allowed on the Tested Site. Additional conditions may exist on the site which would be discovered only upon excavation which may impact the timing and the extent of remediation.

    The Trust entered into an agreement on August 11, 1995 with KMCC regarding the financial responsibilities of the parties for the remediation of the Tested Site, which agreement was expanded and superseded by the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, KMCC is responsible for the remediation of the Tested Site with respect to thorium contamination and any thorium/mixed waste contamination, and the Trust has the obligation to reimburse KMCC for 25% of the cost of this remediation, not to exceed a maximum reimbursement obligation of the Trust of $750,000. The current estimated total cost of the remediation based on test results and excavation performed to date is approximately $7.5 million.

    The Trust will consider using its current cash, investments available for sale or its current credit facility, to fund its obligations under the Reimbursement Agreement with KMCC. The Trust may have claims for coverage for some or all of its share of the remediation costs under its current or prior insurance policies.

    In order to fully develop the land owned by the Trust in Chicago, Illinois, additional infrastructure expenditures will be required. These improvements are necessary to fully redevelop the property in accordance with the Planned Development Ordinance approved by the Chicago City Council on November 6, 1985.

    The Trust completed Phase I infrastructure in fiscal 1988 using the proceeds from borrowings secured by the Kraft Building and One Michigan Avenue. The Trust completed Phase II infrastructure in fiscal 1992 using the proceeds from a borrowing secured by the rents from and land under the Sheraton Chicago Hotel & Towers ground lease.

    Phase III infrastructure consists primarily of the River Esplanade and River Drive east of McClurg Court, Du Sable Park (a 3 acre park east of Lake Shore Drive), the slip promenade on the south bank of the Ogden Slip and the upgrading of the remainder of East North Water Street. The total current cost to the Trust for the improvements is estimated to be approximately $8.5 million, which includes the Trust's obligation to contribute $600,000 for improvements to be made in Du Sable Park expected to be completed during calendar 1997. The remainder of Phase III will be constructed as needed to support additional development in the area. However, certain improvements are required to be completed no later than the completion of 2,500 units of residential development on the east portion of Cityfront Center. The estimated cost of the remaining infrastructure is based on a number of assumptions, including, but not limited to the following: (i) East Water Place, L.P. completes all improvements on the parcels which are currently under development for the East Water Place Townhomes related to the slip promenade on the south bank of the Ogden Slip; (ii) the pedestrian concourse through the parcel acquired by the Chicago Music and Dance Theater, Inc. is completed by a third party; (iii) the estimate is based on design development drawings; actual site conditions may materially increase the amount; and (iv) the cost estimate includes hard construction costs only and is stated in terms of current costs. It is the intention of the Trust to finance future infrastructure with cash on hand, its current credit facility, general corporate indebtedness, borrowings secured by its income producing properties and ground leases, asset sales or some combination of these sources.

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

    Starting January 1, 1996, the base rent payable to the Trust from its lease with Cityfront Hotel Associates Limited Partnership for the Sheraton Chicago Hotel & Towers increased to an annual rate of $2.1 million. While all of the base rent will be paid as additional debt service on the loan which financed the infrastructure improvements associated with the hotel, it is the starting point for the future increases in minimum base rent and minimum rent will exceed the debt service beginning in 1999. Also starting July 1, 1995, the percentage rent provisions of the ground lease became effective. During fiscal 1996 the Trust recognized revenue of $96,000 in percentage rent. For the first nine months of fiscal 1997 the Trust recognized revenue of $135,000 in percentage rent.

    The New Street Joint Venture Agreement obligates LCD and Northwestern
Mutual to contribute, if necessary, their prorata shares of funds related to the operation of the High-Rise building. As of January 31, 1997, LCD had funded $335,000 as its share of additional capital contributions, all of which was contributed prior to fiscal 1994. LCD currently holds approximately $975,000 in short term investments. The Trust's two-thirds share of these short term investments is not reflected on the Trust's balance sheet and is in addition to the Trust's cash and investments. The New Street Joint Venture agreement provides for Northwestern

Mutual to receive a priority return of operating cash flow and the proceeds from sale or refinancing of the High-Rise. Cash flow must increase significantly from its current level for LCD to receive any cash distributions from New Street Joint Venture after the payment of Northwestern's preferential return. The cash held by LCD is not subject to any such priorities.

    On January 21, 1997 the Board of Trustees of the Trust declared a quarterly dividend of $.10 per share payable March 2, 1997. This followed increases in the Trust's per share quarterly dividend to $.08 on December 2, 1996, to $.06 on September 1, 1996 and to $.04 on March 1, 1996. These dividend increases reflect an overall improvement in the cash flow and the operating results of the Trust.

    Management considers that the Trust's liquidity at January 31, 1997 is adequate to meet its operating needs and commitments.

PART II

Item 1 - Legal Proceedings.

         On December 12, 1996, Newsweb Corporation filed a Verified Amended Complaint in the Circuit Court of Cook County, Illinois against the Trust, its trustees, CityFront and certain related parties (the complaint was originally filed on December 6, 1996 against only CityFront and certain related parties). (NEWSWEB CORPORATION, ET. AL.
         V. CITYFRONT CENTER, L.L.C., ET. AL., 96 CH 13306 (Cook County Chancery Division)). Newsweb's complaint alleged that the Trust and its trustees breached the Newsweb Merger Agreement and requested an order enjoining the Trust and its trustees from, INTER ALIA, modifying, withdrawing their approval of, or terminating the Newsweb Merger Agreement. Newsweb's complaint also sought injunctive relief against CityFront and four other related defendants alleging that CityFront and such defendants had tortiously interfered with, INTER ALIA, Newsweb's contractual relationship with the Trust. At a hearing with respect to the Newsweb Litigation held on December 19 and 20, 1996, the court declined to issue a preliminary injunction to enjoin the Trust and its trustees from modifying, withdrawing their approval of, or terminating the Newsweb Merger Agreement or from considering and pursuing CityFront's offer for a merger with the Trust. The court reserved consideration of all other claims in the Newsweb Litigation (including claims relating to damages). On December 26, 1996, CityFront entered into an agreement with Newsweb providing for, among other things, dismissal of the Newsweb Litigation with prejudice (including all claims against the Trust and its trustees) upon consummation of the Merger and voting of Shares held by Newsweb in favor of the CityFront Merger Agreement and the Merger.

         On December 23, 1996, a purported Shareholder of the Trust filed a class action complaint against the Trust and its trustees and executive officers. (IRVING KAS V. THE CHICAGO DOCK AND CANAL TRUST, ET AL., 96 CH 13897 (Cook County Chancery Division)). The complaint, which was filed before the Trust entered into the Merger Agreement, alleges various breaches of fiduciary duty by the Trust and its trustees and executive officers, and specifically requests that the defendants take steps to ensure that Shareholders receive maximum value as a result of the negotiations with bidders for the Trust. The Trust believes that the claims contained in the complaint are without merit and intends to vigorously contest this action if it is pursued by the plaintiff.

Item 6(a) -        Exhibits
         99.3      Press release dated December 17, 1996 is filed herewith.
         99.4      Press release dated December 21, 1996 is filed herewith.

Item 6(b) -        Reports on Form 8-K.

         The Trust filed a Form 8-K on December 30, 1996 reporting that the Trust had terminated the Agreement and Plan of Merger (the "Newsweb Merger Agreement") dated as of September 27, 1996 among the Trust, Newsweb Corporation and CDCT Acquisition Trust and entered into a definitive Agreement and Plan of Merger (the "CityFront Merger Agreement") dated as of December 27, 1996 among the Trust, CityFront Center, L.L.C. ("CityFront") and CityFront Acquisition Trust providing for the purchase of all outstanding common shares of beneficial interest of the Trust by CityFront for $25.00 per share in cash.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE CHICAGO DOCK AND CANAL TRUST



                                            /S/ DAVID R. TINKHAM
                                            ---------------------------
                                            David R. Tinkham, Vice President
                                            and Chief Accounting Officer


March 17, 1997